Form 10-Q
period 2024-06-30
Adagio Medical Holdings, Inc.
filed 2024-08-26
CIK 2006986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number: 001-42199

ADAGIO MEDICAL HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	99-1151466
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

26051 Merit Circle, Suite 102
Laguna Hills, CA	92653

(Address of principal executive offices)	(Zip Code)

(949) 348-1188

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Trading	Name of each exchange
Title of each class	Symbol(s)	on which registered
Common Stock, par value $0.0001 per share	ADGM	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 23, 2024, there were 13,387,636 shares of common stock, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

On July 31, 2024 (the “Closing Date”), subsequent to the fiscal quarter ended June 30, 2024, the fiscal quarter to which this Quarterly Report on Form 10-Q (the “Quarterly Report”) relates, ARYA Sciences Acquisition Corp IV, a Cayman Islands exempted company (“ARYA”), Aja Holdco, Inc., a Delaware corporation and wholly owned subsidiary of ARYA (“ListCo”), Aja Merger Sub 1, a Cayman Islands exempted company and wholly owned subsidiary of ListCo (“ARYA Merger Sub”), Aja Merger Sub 2, Inc., a Delaware corporation and wholly owned subsidiary of ListCo (“Company Merger Sub”), and Adagio Medical, Inc., a Delaware corporation (“Adagio Medical”), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated February 13, 2024, by and among the foregoing parties, as amended by the Consent and Amendment No. 1 to Business Combination Agreement, dated as of June 25, 2024, by and between ARYA and Adagio Medical (the “Amendment No. 1”) (the “Business Combination Agreement”). In connection with the closing of the Business Combination, among other things, (i) ARYA Merger Sub merged with and into ARYA (the “ARYA Merger”) and Company Merger Sub merged with and into Adagio Medical (the “Adagio Merger” and, together with the ARYA Merger, the “Mergers”), with ARYA and Adagio Medical surviving the Mergers and, after giving effect to such Mergers, each of ARYA and Adagio Medical became a wholly owned subsidiary of ListCo, and (ii) ListCo changed its name to “Adagio Medical Holdings, Inc.” (“Adagio Holdings”). After the Closing Date, shares of common stock, par value $0.0001 per share, of Adagio Holdings (the “Common Stock”) began trading on the Nasdaq Stock Market LLC (the “Nasdaq”).

Unless stated otherwise, this Quarterly Report contains information about ListCo before the Business Combination. References to the “Company,” “our,” “us” or “we” in this Quarterly Report refer to ListCo before the consummation of the Business Combination or Adagio Holdings after the Business Combination, as the context suggests.

Further information regarding the Business Combination is set forth in (1) the definitive proxy statement/prospectus (the “Proxy Statement/Prospectus”) included in Company’s Registration Statement on Form S-4 (File No. 333-278811), filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 12, 2024, and (2) the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024, as amended by Amendment No. 1 on Form 8-K/A filed with the SEC on August 14, 2024.

Except as otherwise expressly provided herein, the information in this Quarterly Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

ADAGIO MEDICAL HOLDINGS, INC.

(known as Aja Holdco, Inc. during the periods reported)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ADAGIO MEDICAL HOLDINGS, INC.

(known as Aja Holdco, Inc. during the periods reported)

BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Total Assets	$—	$—

Liabilities and Stockholder’s Deficit
Liabilities
Accrued expenses	$5,000	$5,000
Total Liabilities	5,000	5,000

Stockholder’s Deficit:
Additional paid-in capital	2,134,199	—
One share of Common Stock, $0.0001 par value; 1,000 shares authorized; 1 share issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Accumulated deficit	(2,139,199)	(5,000)
Total stockholder’s deficit	(5,000)	(5,000)
Total Liabilities and Stockholder’s Deficit	$—	$—

The accompanying notes are an integral part of these financial statements.

ADAGIO MEDICAL HOLDINGS, INC.

(known as Aja Holdco, Inc. during the periods reported)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2024	June 30, 2024
General and administrative expenses	$—	$—
Loss from operations	—	—
Subscription Agreement expense	(713,794)	(2,134,199)
Net loss	$(713,794)	$(2,134,199)

Weighted-average shares outstanding, basic and diluted	1	1
Net loss per share of common stock, basic and diluted	$(713,794)	$(2,134,199)

The accompanying notes are an integral part of these financial statements.

ADAGIO MEDICAL HOLDINGS, INC.

(known as Aja Holdco, Inc. during the period reported)
STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

(UNAUDITED)

			Additional
	Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2023	1	$—	$—	$(5,000)	$(5,000)
Subscription Agreement expense	—	—	1,420,405	—	1,420,405

Net loss	—	—	—	(1,420,405)	(1,420,405)
Balance – March 31, 2024 (unaudited)	1	—	1,420,405	(1,425,405)	(5,000)
Subscription Agreement expense	—	—	713,794	—	713,794

Net loss	—	—	—	(713,794)	(713,794)
Balance – June 30, 2024 (unaudited)	1	$—	$2,134,199	$(2,139,199)	$(5,000)

The accompanying notes are an integral part of these financial statements.

ADAGIO MEDICAL HOLDINGS, INC.

(known as Aja Holdco, Inc. during the period reported)

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Six
Months Ended
June 30, 2024
Cash flows from operating activities:
Net loss	$(2,134,199)
Adjustment to reconcile net loss to net cash used in operating activities:
Subscription Agreement expense	2,134,199
Net cash used in operating activities	—

Net change in cash	$—
Cash - beginning of the period	—
Cash - end of the period	$—

The accompanying notes are an integral part of these financial statements.

ADAGIO MEDICAL HOLDINGS, INC.

(formerly known as Aja Holdco, Inc.)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024

Note 1 - Description of Organization and Business Operations

Aja HoldCo, Inc. (the “Company” or “ListCo”) is a Delaware corporation, formed by Arya Sciences Acquisition Corp IV (the “Parent”) on December 19, 2023 (inception). The Company has adopted a fiscal year end of December 31.

The Company has no prior operating activities.

On July 31, 2024, Adagio Medical, Inc. (“Adagio Medical”)announced the closing of its previously announced business combination (the “Business Combination”) with the Parent and the Company. In connection with the closing of the Business Comabination, the Company changed its name to “Adagio Medical Holdings, Inc.” (see Note 4).

Going Concern

On July 31, 2024, the Company announced the closing of its previously announced Business Combination with the Company and Adagio Medical (see Note 4). As of July 31, 2024, substantial doubt about the Company’s ability to continue as a going concern was alleviated due to the closing of the Business Combination.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of June 30, 2024 and December 31, 2023, the carrying values of accounts payable due to related party approximate their fair values due to the short-term nature of the instruments.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and immaterial amounts were accrued for the payment of penalties for the years ended June 30, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net (Loss) Per Common Stock

Net (loss) per common share is computed by dividing net (loss) by the weighted average number of common shares outstanding for the periods.

Recent Accounting Standards

The Company’s management does not believe there are any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s financial statements.

Note 3 – Stockholder’s Deficit

Common Stock - The Company is authorized to issue 1,000 shares of common stock, par value of $0.0001 per share (the “Common Stock”). As of June 30, 2024 and December 31, 2023, there was one share of Common Stock issued and outstanding.

Note 4 – Commitments and Contingencies

Business Combination Agreement

On February 13, 2024, the Parent, the Company, Aja Merger Sub 1, a Cayman Islands exempted company (“ARYA Merger Sub”), Aja Merger Sub 2, Inc., a Delaware corporation (“Adagio Merger Sub”), and Adagio Medical, Inc. (“Adagio”) entered into a business combination agreement (the “Business Combination Agreement”), in connection with a proposed business combination (the “Proposed Adagio Business Combination”), which contains certain customary representations, warranties, and covenants by the parties thereto. As further described in the Business Combination Agreement, the closing of the Proposed Adagio Business Combination (the “Closing” and the date on which the Closing occurs, the “Closing Date”) is subject to certain customary conditions and risks. “New Adagio” refers to the Company after giving effect to the Business Combination.

The Business Combination Agreement provides, among other things, for the consummation of the following transactions:

1.

ARYA Merger Sub will merge with and into the Parent (the “ARYA Merger”) and Adagio Merger Sub will merge with and into Adagio (the “Adagio Merger” and, together with the ARYA Merger, the “Mergers”), with the Parent and Adagio surviving the Mergers and, after giving effect to such Mergers, each of the Parent and Adagio becoming a wholly owned subsidiary of the Company, on the terms and subject to the conditions in the Business Combination Agreement;

2.

(i) each issued and outstanding Class A ordinary share, par value $0.0001 per share, of the Parent (the “Class A ordinary shares”) will be automatically cancelled, extinguished and converted into the right to receive one share of common stock, par value $0.0001 per share, of New Adagio (the “New Adagio Common Stock”) and (ii) each issued and outstanding Class B ordinary share, par value $0.0001 per share, of the Parent (the “Class B ordinary shares”) will be automatically cancelled, extinguished and converted into the right to receive one share of New Adagio Common Stock, other than 1,000,000 Class B ordinary shares that will be forfeited by the Sponsor and issued to PIPE Investors (as defined below), including Perceptive Life Sciences Master Fund, Ltd, a Cayman Islands exempted company (the “Perceptive PIPE Investor”). 1,147,500 shares of New Adagio Common Stock issuable to the Sponsor will be subject to share trigger price vesting and will vest if, prior to the tenth anniversary of the Closing, the post-closing share price of New Adagio equals or exceeds $24.00 per share for any 20 trading days within any 30 trading day period (the “Share Trigger Price Vesting”); and

3.

(i) each warrant of Adagio will be either (x) terminated, or (y) “net” exercised in exchange for shares of common stock, par value $0.01 per share, of Adagio (“Adagio Common Stock”); (ii) all issued and outstanding unsecured convertible promissory notes of Adagio (excluding the Bridge Financing Notes (as defined below) and the 2024 Bridge Financing Notes (as defined below)) (the “Adagio Convertible Notes”), including any accrued and unpaid interest thereon, will be automatically and fully converted into shares of Adagio Common Stock in accordance with the terms of such Adagio Convertible Notes and such Adagio Convertible Notes will be cancelled, satisfied, extinguished, discharged and retired in connection with such conversion (the “Adagio Convertible Notes Conversion”); (iii) each share of preferred stock, par value $0.001 per share, of Adagio (the “Adagio Preferred Stock”) that is issued and outstanding will be automatically converted into shares of Adagio Common Stock and each such share of Adagio Preferred Stock will be cancelled; (iv) all issued and outstanding shares of Adagio Common Stock (other than treasury shares and shares with respect to which appraisal rights under the Delaware General Corporation Law, as amended, are properly exercised and not withdrawn) will be automatically cancelled, extinguished and converted into the right to receive shares of New Adagio Common Stock based on the exchange ratio set forth in the Business Combination Agreement; (v) each issued, outstanding and unexercised option to purchase Adagio Common Stock (“Adagio Option”) that is vested as of such time or will vest in connection with, or after taking into account the effect of, the consummation of the transactions contemplated by the Business Combination Agreement with an aggregate value that exceeds the aggregate exercise price of such Adagio Option (each an “In-the-Money Adagio Option”) will be cancelled and extinguished in exchange for options to purchase shares of New Adagio Common Stock, and each issued and outstanding Adagio equity award (other than an In-the-Money Adagio Option) will automatically be canceled and extinguished for no consideration and each holder thereof will cease to have any rights with respect thereto.

Amendment to the Business Combination Agreement

On June 25, 2024, the Parent and Adagio entered into a Consent and Amendment No. 1 to the Business Combination Agreement (the “Amendment No. 1”), pursuant to which, among other things: (i) the Parent consented to Adagio entering an exchange agreement (the “Exchange Agreement”) and the transactions contemplated thereunder with RA Capital Healthcare Fund, L.P., a Delaware limited partnership (“RA Capital”), pursuant to which, RA Capital would exchange a certain number of its existing Company Series E Preferred Shares (as defined in the Business Combination Agreement) for pre-funded warrants (each, a “Pre-Funded Warrant for Series E Preferred Shares”) to purchase Company Series E Preferred Shares, with each Pre-Funded Warrant for Series E Preferred Shares issued and outstanding as of immediately prior to the Company Merger Effective Time (as defined in the Business Combination Agreement) being automatically canceled and extinguished and converted into the right to receive a number of HoldCo Shares (as defined in the Business Combination Agreement) equal to the Exchange Ratio (as defined in the Business Combination Agreement); (ii) the definition of the term “Fully Diluted HoldCo Closing Capitalization” as provided in the Business Combination Agreement was expanded to include the number of pre-funded warrants outstanding immediately after the Company Merger Effective Time that each represented the right to purchase HoldCo Shares; (iii) (a) the aggregate share reserve under the Key Employee Incentive Plan (as defined in the Business Combination Agreement) should be up to the Key Employee Incentive Plan Maximum Amount, which was the aggregate number of HoldCo Shares equal to the product obtained by multiplying (A) the quotient of (x) fifteen percent (15%) divided by (y) thirty-five percent (35%) by (B) the Aggregate Incentive Equity Pool, which was the aggregate number of HoldCo Shares equal to (x) the Aggregate HoldCo Share Reserve (as defined hereunder) minus (y) the Fully Diluted HoldCo Closing Capitalization, and (b) the aggregate share reserve under the HoldCo Incentive Equity Plan (as defined in the Business Combination Agreement) should be equal to the Incentive Equity Plan Maximum Amount plus an increase as provided in the Business Combination Agreement, which Incentive Equity Plan Maximum Amount was the aggregate number of HoldCo Shares equal to the product obtained by multiplying (A) the quotient of (x) twenty percent (20%) divided by (y) thirty-five percent (35%) by (B) the Aggregate Incentive Equity Pool; and (iv) following the Closing, ListCo’s name would be changed to ‘‘Adagio Medical Holdings, Inc.” (or such other name mutually agreed to by ARYA and Adagio). As defined in the Amendment No. 1, “Aggregate HoldCo Share Reserve” meant the aggregate number of HoldCo Shares equal to the quotient obtained by dividing (i) the Fully Diluted HoldCo Closing Capitalization by (ii) sixty-five percent (65%).

PIPE Financing (Private Placement)

In connection with the execution of the Business Combination Agreement, ListCo and the Parent entered into Subscription Agreements (the “Subscription Agreements”) with the Perceptive PIPE Investor and certain other investors (the “Other PIPE Investors,” and, together with the Perceptive PIPE Investor, the “PIPE Investors”), pursuant to which the PIPE Investors committed financing valued at approximately $64.5 million, which includes (i) commitments by certain investors to subscribe for and purchase Class A ordinary shares in the open market and not to redeem such shares prior to the date the Closing occurs (the “Closing Date”), (ii) non-redemption commitments by certain investors that are shareholders of the Parent, (iii) agreements to subscribe for and purchase shares of New Adagio Common Stock, (iv) the contribution of $29,500,000 of 2023 Bridge Financing Notes to ListCo pursuant to the terms of the

Subscription Agreement executed by the Perceptive PIPE Investor, and (v) an additional cash investment by the Perceptive PIPE Investor of approximately $15.9 million (which amount may be reduced by up to approximately $1,070,575 subject to Additional Financing being raised prior to Closing), as described in more detail below (together, the “PIPE Financing”). In connection with the PIPE Financing, the PIPE Investors will also subscribe for (i) warrants to purchase shares of New Adagio Common Stock at $10.00 per share, subject to adjustment (the “Base Warrants”) or (ii) a combination of Base Warrants and pre-funded warrants, each exercisable for one share of New Adagio Common Stock at $0.01 per share (the “Pre-Funded Warrants,” and together with the Base Warrants, the “PIPE Warrants”). As provided for in the Subscription Agreements, the number of shares of New Adagio Common Stock and Base Warrants issuable to the PIPE Investors will depend on the redemption value of the Class A ordinary shares at Closing, the average per share price of the Class A ordinary shares purchased by certain PIPE Investors in the open market and the amount of interest on the 2023 Bridge Financing Notes that will have accrued and be unpaid at Closing and be contributed to ListCo in exchange for shares of New Adagio Common Stock. The shares of New Adagio Common Stock and PIPE Warrants to be issued pursuant to the Subscription Agreements have not been registered under the Securities Act and will be issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. ListCo will grant the PIPE Investors certain registration rights in connection with the PIPE Financing. The PIPE Financing is contingent upon, among other things, the substantially concurrent Closing.

The Company has concluded that the New Adagio Common Stock and PIPE Warrants to be issued under certain of the Subscription Agreements (the “Open Market Subscription Agreements”) that include an open market purchase and non-redemption obligation for subscribing investors (the “Open Market Investors”) qualify as equity under ASC 815-40 (“Derivatives and Hedging–Contracts in Entity’s Own Equity”); therefore, the Company will recognize the New Adagio Common Stock and PIPE Warrants to be issued under such Open Market Subscription Agreements (such securities, the “Open Market PIPE Securities”) by recording an entry to additional paid-in capital in stockholder’s deficit in its balance sheet. In accordance with ASC 815-40-30-1, the New Adagio Common Stock and PIPE Warrants will be recorded and measured at fair value (i.e., most often representative of proceeds received for equity-linked instruments; however, when estimating the fair value of the New Adagio Common Stock and PIPE Warrants, the Company has followed the guidance in ASC 820, “Fair Value Measurement.” In connection with Open Market Investor’s commitment to irrevocably subscribe for and agree to purchase from ListCo the number of Open Market PIPE Securities set forth on the signature page of the applicable Open Market Subscription Agreements, on the terms and subject to the conditions set forth in such Open Market Subscription Agreements, which include, without limitation, the agreement not to redeem the Class A ordinary shares purchased in the open market prior to Closing, the Company will record an amount equal to the full fair value of the New Adagio Common Stock and PIPE Warrants to be issued to the Open Market PIPE Investor in connection with the Closing.

On July 23, 2024, the Perceptive Life Sciences Master Fund, Ltd., a Cayman Islands exempted company (the “Perceptive PIPE Investor”) indicated an interest to increase its investment in the PIPE Financing by such amount that is necessary for the minimum unrestricted cash condition of the Contingent Investor to be met. Such additional subscription would be on the same terms as provided in the Subscription Agreement that the Perceptive PIPE Investor executed on February 13, 2024 and amended on June 24, 2024. On July 31, 2024, ListCo and ARYA entered into an Amended and Restated Subscription Agreement (the “Perceptive Amended and Restated Subscription Agreement”) with the Perceptive PIPE Investor to amend and restate the Perceptive PIPE Investor’s Subscription Agreement (the “Perceptive Initial Subscription Agreement”) entered into by and among the same parties on February 13, 2024 (as amended on June 24, 2024). Pursuant to the Perceptive Amended and Restated Subscription Agreement, among other things, the amount of the Additional Cash (as defined in the Initial Subscription Agreement) was increased from approximately $8,070,575 to approximately $15,875,568, such that the minimum unrestricted cash condition of the Contingent Investor would be met. The increase of the Additional Cash resulted in the issuance of approximately 936,600 additional shares of New Adagio Common Stock at Closing to the Perceptive PIPE Investor.

Convertible Security Financing (Private Placement)

In connection with the execution of the Business Combination Agreement, certain investors, including the Perceptive PIPE Investor (the “Convert Investors”), executed a securities purchase agreement, dated February 13, 2024, with the Company (such agreement and any assignment agreement thereunder in connection with any Additional Financing, the “Convertible Security Subscription Agreement”), pursuant to which the Company will issue on the Closing Date to the Convert Investors $20,000,000 aggregate principal amount of 13% senior secured convertible notes (the “New Adagio Convertible Notes”), which will be convertible into shares of New Adagio Common Stock at a conversion price of $10.00 per share, subject to adjustment (the “Conversion Shares”), and 1,500,000 warrants (the “Convert Warrants”), which will be exercisable on a cashless basis or for cash at a price of $24.00 per share, subject to adjustment (the “Base Convert Financing”), and will expire on the seventh anniversary of the Closing. Such $20,000,000 investment in New Adagio Convertible Notes includes the Perceptive Convertible Note Commitment (as defined below) and includes the conversion of the 2024

Bridge Financing Notes (as defined below) into New Adagio Convertible Notes at Closing, subject in each case to Additional Financing being raised prior to Closing, as further described below. The New Adagio Convertible Notes will have a maturity of 3 years and nine months after Closing and interest will be payable in cash or compound as additional principal outstanding. As described above, in connection with the execution of the Convertible Security Subscription Agreement, the Perceptive PIPE Investor also purchased a $7,000,000 convertible promissory note of Adagio (the “2024 Bridge Financing Notes”) pursuant to a note purchase agreement, dated February 13, 2024, by and among the Perceptive PIPE Investor, Adagio and the Company (the “2024 Bridge Financing Notes Subscription Agreement”).

On the Closing Date, pursuant to the terms of the 2024 Bridge Financing Notes and the 2024 Bridge Financing Note Subscription Agreement, the 2024 Bridge Financing Notes will convert into $7,000,000 of New Adagio Convertible Notes and 525,000 Convert Warrants, and the Perceptive PIPE Investor will subscribe for an additional $3,000,000 aggregate principal amount of New Adagio Convertible Notes and 225,000 Convert Warrants, on the same terms as the other Convert Investors executing the Convertible Security Subscription Agreement (such additional investment by the Perceptive PIPE Investor, the “Perceptive Convertible Note Commitment,” and together with the Base Convert Financing, the “Convertible Security Financing”). Subject to the Parent and New Adagio receiving any new financing or commitment for financing (any such financing, an “Additional Financing”), whether in the form of equity, debt or convertible debt, before the Closing Date, the Perceptive PIPE Investor may request that, on the Closing Date, the 2024 Bridge Financing Note is repaid, the Perceptive Convertible Note Commitment is reduced or a combination of both. The New Adagio Convertible Notes and the Convert Warrants issuable in connection with the Convertible Security Financing have not been registered under the Securities Act and will be issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act. The Company will grant the Convert Investors certain registration rights in connection with the Convertible Security Financing. The Convertible Security Financing is contingent upon, among other things, the substantially concurrent Closing. As set forth in the Convertible security Subscription Agreement, the closing of $7,500,000 of financing by a Convert Investor is conditioned on New Adagio having a certain amount of available cash on the Closing Date.

Pursuant to the terms of the Convertible Security Subscription Agreement, on the Closing Date, the Company, certain of its subsidiaries (other than Adagio Medical GmbH, a company organized under the laws of Germany and an excluded subsidiary thereunder) (the “Subsidiaries”) and Allegro Management LLC, as the collateral agent (the “Collateral Agent”) on behalf of the Convert Investors, will enter into a security and pledge agreement (the “Convert Security Document”), pursuant to which the Company and the Subsidiaries will (i) pledge the equity interests in the Subsidiaries to the Collateral Agent, (ii) pledge all of their respective promissory notes, securities and other instruments evidencing indebtedness to the Collateral Agent, and (iii) grant to the Collateral Agent a security interest in and lien on all of their respective personal property and assets, including, among other items, all of their deposit accounts, chattel paper, documents, equipment, general intangibles, instruments and inventory, and all proceeds therefrom, in each case subject to customary exceptions, all as set forth in the form of the Convert Security Document. Additionally, pursuant to the terms of the Convertible Security Subscription Agreement, on the Closing Date, the Subsidiaries will deliver a guaranty (the “Convert Guaranty”) to the Collateral Agent pursuant to which the Subsidiaries will, jointly and severally, guarantee the Company’s obligation to repay the New Adagio Convertible Notes and all other obligations of the Company under the Convertible Security Subscription Agreement and the New Adagio Convertible Notes and other related transaction documents, as set forth in the form of the Convert Guaranty. Any additional subsidiaries of the Company formed or acquired after the closing date will be required to join the Convert Guaranty as additional guarantors.

Non-Redemption Subscription Agreements

In connection with the execution of the Business Combination Agreement, ListCo and the Parent entered into Non-redemption Subscription Agreements (the “Non-redemption Subscription Agreements”) with certain other investors (the “Non-Redeeming Subscribed Investors”) pursuant to which the Non-Redeeming Subscribed Investors committed financing valued at approximately $2,000,000, which includes ListCo is seeking commitments from interested investors to purchase in a private placement, contingent upon, and substantially concurrently with the closing of the Transaction, (i) shares (the “Shares”) of ListCo’s common stock, par value $0.0001 per share (the “Common Stock”), (ii) warrants, each representing the right to purchase shares of Common Stock and to be represented by a warrant and (iii) the Investor and its affiliates agree (a) not to sell or transfer any of the Non-Redeeming Subscribed Investors’s Shares prior to the closing of the Transaction and (b) not to redeem any Investor Company Shares prior to or in connection with the Transaction. On the Closing Date, Non-Redeeming Subscribed Investors shall deliver evidence reasonably satisfactory to ListCo that Investor continues to hold the Investor Company Shares and has not tendered such shares for redemption.

The Company has concluded that the New Adagio Common Stock and Warrants (“Non-Redeeming Shares and Warrants”) issued under certain Non-redemption Subscription Agreements qualify as equity under ASC 815-40 (“Derivatives and Hedging–Contracts in Entity’s

Own Equity”). As a result, the Company will recognize any Shares and Warrants issued under the Non-redemption Subscription Agreements within stockholder’s deficit. In accordance with ASC 815-40, any Shares and Warrants issued under the Non-redemption Subscription Agreements will be recorded and measured at fair value, which is typically representative of the proceeds received for equity-linked instruments. When estimating the fair value of these instruments, the Company follows the guidance in ASC 820, “Fair Value Measurement.”

As a result of the Non-Redeeming Subscribed Investors’ commitment to irrevocably subscribe for and purchase the number of Non-Redeeming Shares and Warrants listed in the Non-redemption Subscription Agreements, the Company agrees to the terms and conditions set forth in the agreements, including agreeing to not redeem the Class A ordinary shares purchased in the open market by the Non-Redeeming Subscribed Investors’ before closing. The Company will record an amount equal to the full fair value of the Non-Redeeming Shares and Warrants to be issued to the Non-Redeeming Subscribed Investor at the closing as a result of the Non-Redeeming Subscribed Investors’ commitment, as described above.

Approval of Business Combination Agreement

On July 26, 2024, the Parent held an annual general meeting of shareholders (the “Meeting”) to consider and vote upon the Business Combination Proposal, the ARYA Merger Proposal, the Director Election Proposal and the Adjournment Proposal, each as more fully described in the definitive proxy statement/prospectus that the Company filed with the SEC on July 12, 2024 (the “Proxy Statement”). The shareholders of the Parent approved the Business Combination Proposal, the ARYA Merger Proposal and the Director Election Proposal. As there were sufficient votes to approve the Business Combination Proposal, the ARYA Merger Proposal and the Director Election Proposal, the Adjournment Proposal was not presented to shareholders.

Consummation of Business Combination

On July 31, 2024, Adagio announced the closing of its previously announced Business Combination with the Parent and the Company. In connection with the closing of the Business Combination, the Company changed its name to “Adagio Medical Holdings, Inc.” The common stock of New Adagio began trading on August 1, 2024, under the symbols ADGM on the Nasdaq Capital Market. Upon the consummation of the Business Combination, Adagio and the Parent became the direct wholly owned subsidiaries of Adagio Medical Holding, Inc.

In connection with the Business Combination, the combined company raised financing valued at approximately $84.2 million, which consisted of funds held in the Parent’s trust account, a concurrent equity and warrant private placement (including $29.5 million of bridge financing used by Adagio prior to closing and funds from the Parent’s trust account not redeemed) led by, among others, Perceptive PIPE Investor, RA Capital Management and RTW Investments, and a concurrent convertible security financing (including $7.0 million of bridge financing used by Adagio prior to closing) led by, among others, an institutional investor and Perceptive PIPE Investor.

The Business Combination is expected to be accounted for as a forward merger in accordance with U.S. GAAP. Under this method of accounting, ListCo is treated as the “accounting acquirer” and Adagio as the “accounting acquiree” for financial reporting purposes. Accordingly, the Business Combination is expected to be accounted for using the acquisition method of accounting. The acquisition method of accounting is based on FASB ASC 805 and uses the fair value concepts defined in ASC 820. As of the date the condensed consolidated financial statements are available to be issued, the Company is still in the process of analyzing the accounting impact of the Business Combination.

Note 5 – Fair Value Measurements

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period.

During the six months ended June 30, 2024, the Company entered into an Open Market Subscription Agreement and Non-Redemption Subscription Agreement, discussed in Note 4. The Company has concluded that the New Adagio Common Stock and PIPE Warrants and Non-Redeeming Shares and Warrants to be issued under certain of Open Market Subscription Agreements and Non-Redeeming Subscription Agreements that include an open market purchase and non-redemption obligation for Open Market Investors and Non-Redeeming Subscribed Investors qualify as equity under ASC 815-40 (“Derivatives and Hedging–Contracts in Entity’s Own Equity”); therefore, the Company will recognize the New Adagio Common Stock and PIPE Warrants to be issued under such Open Market

Subscription Agreements and Non-Redeeming Subscription Agreements (such securities, the “Open Market PIPE Securities” and “Non-Redeeming Shares and Warrants”) by recording an entry to additional paid-in capital in stockholder’s deficit in its balance sheet and Open Market Subscription Agreement expense on its statement of operations. In accordance with ASC 815-40-30-1, the New Adagio Common Stock and PIPE Warrants and Non-Redeeming Shares and Warrants will be recorded and measured at fair value (i.e., most often representative of proceeds received for equity-linked instruments; however, when estimating the fair value of the New Adagio Common Stock and PIPE Warrants and Non-Redeeming Shares and Warrants, the Company has followed the guidance in ASC 820, “Fair Value Measurement.” In connection with Open Market Investor’s commitment to irrevocably subscribe for and agree to purchase from ListCo the number of Open Market PIPE Securities and Non-Redeeming Shares and Warrants set forth on the signature page of the applicable Open Market Subscription Agreements, on the terms and subject to the conditions set forth in such Open Market Subscription Agreements, which include, without limitation, the agreement not to redeem the Class A ordinary shares purchased in the open market prior to Closing, the Company will record an amount equal to the full fair value of the New Adagio Common Stock and PIPE Warrants to be issued to the Open Market PIPE Investor in connection with the Closing. The estimated amount of New Adagio Common Stock shares and PIPE Warrants to be issued on the Close of the Transaction, as of the inception of the Open Market Subscription agreements mentioned above, are 219,877 and 183,493, respectively. The estimated amount of Non-Redeeming Shares and Warrants to be issued on the Close of the Transaction, as of the inception of the Non-Redeeming Subscription Agreements mentioned above, are 76,681 and 166,160, respectively.

To determine the fair value of the New Adagio Common Stock on inception, the Company used the following Level 3 inputs:

February 13, 2024
Base Share Price	$10.00
Adjusted per Share (1.2X Purchase Price Ratio)	$8.33
Adjusted Share price	$7.00
Probability of Closing	75.00%
Estimated fair value per Share at Closing	$5.25

To determine the fair value of the PIPE Warrants on inception, the Company used the following Level 3 inputs:

February 13, 2024
Base Share Price	$7.00
Strike price, as defined in Subscription Agreement	$10.00
Term (Months)	12.00
Average volatility rate	70.00%
Probability of Closing	75.00%
Estimated expected Warrant price	$1.21
Estimated fair value per Warrant at Closing (1.2x Coverage Ratio)	$1.45

To determine the fair value of the Non-Redeeming Subscription Agreement Shares on inception, the Company used the following Level 3 inputs:

June 21, 2024
Base Share Price	$10.00
Adjusted per Share (1.2X Purchase Price Ratio)	$8.33
Adjusted Share price	$7.08
Probability of Closing	95.00%
Estimated fair value per Share at Closing	$6.73

To determine the fair value of the Non-Redeeming Subscription Agreement Warrants on inception, the Company used the following Level 3 inputs:

June 21, 2024
Base Share Price	$10.00
Strike price, as defined in Subscription Agreement	$10.00
Term (Months)	12.00
Average volatility rate	70.00
Probability of Closing	95.00%
Estimated expected Warrant price	$1.25
Estimated fair value per Warrant at Closing (1.2x Coverage Ratio)	$1.19

During the six-month period ended June 30, 2024, the fair value of the instruments above was recorded in additional paid-in capital in stockholder’s deficit on the Company’s balance sheet and Subscription Agreement expense on its statement of operations was $2,134,199.

Note 6 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued and has concluded that, other than the event described below, all such events that would require recognition or disclosure have been recognized or disclosed.

On July 31, 2024, Adagio announced the closing of its previously announced Business Combination with the Parent and the Company. In connection with the closing of the Business Combination, the Company changed its name to “Adagio Medical Holdings, Inc.” The common stock of New Adagio began trading on August 1, 2024, under the symbols ADGM on the Nasdaq Capital Market. Upon the consummation of the Business Combination, Adagio and the Parent became the direct wholly owned subsidiaries of the Company (see Note 4).

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Item 2 to “we,” “us” or the “Company” refer to ListCo. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Quarterly Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

●	Failure to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably and retain our key employees.
●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;
●	Adagio Medical is a medical device company that has incurred net losses in every period to date and expects to continue to incur significant losses as it develops its business;
●	Adagio Medical’s growth prospects partially depend on its ability to accelerate the commercialization of its products and to capitalize on market opportunities;
●	Adagio Medical’s growth prospects partially depend on its ability to accelerate the commercialization of its products and to capitalize on market opportunities;
●	Even if Adagio Medical is able to launch its pipeline portfolio successfully, it may experience material delays in its commercialization program relative to its current expectations;
●	The life sciences technology market is highly competitive. Competitors include new entrants and established companies, many of which have significantly greater resources than Adagio. If Adagio Medical fails to compete effectively, its business and results of operation and ours will suffer;
●	If Adagio Medical is unable to establish manufacturing capacity by itself or with third-party partners in a timely and cost-effective manner, commercialization of its products would be delayed, which would result in lost revenue and harm its and our business;

●	The commercialization of Adagio Medical’s products will require Adagio Medical to establish relationships and successfully collaborate with leading life science companies and research institutions;
●	If Adagio Medical is unable to establish an effective network for commercialization, including effective distribution channels and sales and marketing functions, it may adversely affect its and our business, financial condition, results of operations, and prospects;
●	Adagio Medical’s operating results may fluctuate significantly in the future, which makes its and our future operating results difficult to predict and could cause its and our operating results to fall below expectations or any guidance Adagio Medical and/or we may provide;
●	There is no assurance that Adagio Medical will be able to execute on its business model, including achieving market acceptance of its products;
●	The success of Adagio Medical’s products depends upon appropriate physician training, practice and patient selection;
●	Even if Adagio Medical’s products are commercialized and achieve broad scientific and market acceptance, if Adagio Medical fails to improve them or introduce compelling new products, its revenue and its prospects, and our revenue and our prospects, could be harmed;
●	The size of the markets for Adagio Medical’s products may be smaller than estimated, limiting Adagio Medical’s ability to successfully sell its products;
●	Loss of any third-party suppliers and manufacturers, or any difficulties encountered by these suppliers and manufacturers in the production of Adagio Medical’s products;
●	Failure to protect against software or hardware vulnerabilities;
●	Failure to raise additional capital to develop the business development and commercialization plans;
●	Risks related to the unfavorable U.S. or global economic conditions as a result of the COVID-19 pandemic, political instability, natural disasters, or otherwise;
●	The loss of one or more of our executive officers and other key employees;
●	Failure to hire and retain qualified employees;
●	Failure to comply with federal state and local laws and regulations;
●	Inability to maintain the listing of our Common Stock on the Nasdaq; and
●	The other risks and uncertainties discussed herein and in our filings with the SEC, including the Proxy Statement/Prospectus.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

LISTCO’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this section of the prospectus to “we,” “us,” or “ListCo” refer to Aja HoldCo, Inc., a Delaware corporation. References to our “management” or our “management team” refer to our officers and directors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this proxy statement/prospectus.

Overview

As of June 30, 2024, ListCo is a Delaware corporation, formed by ARYA on December 19, 2023 (inception). ListCo has adopted a fiscal year-end of December 31. ListCo was formed to be the surviving company in connection with the proposed Business Combination between ARYA and Adagio Medical. ListCo has no prior operating activities.

Proposed Business Combination and Recent Developments

On February 13, 2024, ARYA, ListCo, ARYA Merger Sub, Company Merger Sub, and Adagio Medical entered into the Business Combination Agreement. The Business Combination Agreement contains certain customary representations, warranties, and covenants by the parties thereto and the Closing is subject to certain customary conditions and risks as further described therein. For additional information, please see “Proposal 1: Business Combination Proposal” beginning on page 114 of the definitive proxy statement/prospectus (the “Proxy Statement/Prospectus”) included in ListCo’s Registration Statement on Form S-4 (File No. 333-278811), filed with the SEC on July 12, 2024, and the section entitled “Risk Factors” beginning on page 114 of the Proxy Statement/Prospectus.

On June 24, 2024, ARYA and ListCo entered into the June Subscription Agreements with the June PIPE Investors. Additionally, on June 24, 2024, ARYA and ListCo entered into an amendment to the Subscription Agreement with the Perceptive PIPE Investor, pursuant to which the May 2024 Notes, the June 2024 Notes, any Additional Convertible Notes that the Perceptive PIPE Investors elects to subject to its Subscription Agreement and any interest that has been accruing and will remain unpaid thereon prior to Closing will be contributed to ListCo at Closing. For additional information, please see “Proposal 1: Business Combination Proposal—Certain Agreements Related to the Business Combination—PIPE Financing” beginning on page 127 of the Proxy Statement/Prospectus.

On June 25, 2024, ARYA and Adagio Medical entered into the Amendment No. 1. The Amendment No. 1relates to an adjustment of the pre-Closing ownership of one of the stockholders of Adagio Medical, a change to the post-Closing name of ListCo and changes to the terms of the Key Employee Incentive Plan and HoldCo Incentive Equity Plan.

On July 31, 2024, Adagio Medical announced the closing of its previously announced Business Combination with the Parent and ListCo (the “Closing”) (see Note 1).

Results of Operations

We had neither engaged in any operations nor generated any revenues through June 30, 2024. Our only activities through June 30, 2024 were organizational activities and completing the Business Combination. We do not expect to generate any operating revenues until after the completion of the Business Combination.

For the three and six months ended June 30, 2024, we had net losses of $713,794 and $2,134,199, respectively, which related to the Subscription Agreement expenses.

Liquidity and Capital Resources

On July 31, 2024, the Company announced the closing of its previously announced Business Combination with Adagio Medical (see Note 4). As of July 31, 2024, substantial doubt about the Company’s ability to continue as a going concern was alleviated due to the closing of the Business Combination.

Contractual Obligations and Commitments

As of June 30, 2024, we have no contractual obligations and commitments outside of the agreements to which we are a party in connection with the Business Combination. Refer to “Proposal 1: Business Combination Proposal—Certain Agreements Related to the Business Combination” beginning on page 127 of the Proxy Statement/Prospectus for more detail.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2024 and December 31, 2023.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the period reported. Actual results could materially differ from those estimates.

ListCo does not have any critical accounting policies.

Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2024, we had no material exposure to market risk.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Item 10 of Regulation S-K and are not required to provide the information otherwise required by this item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness the design and operation of our disclosure controls and procedures prior to the filing of this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective as of June 30, 2024.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we detected all of our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, our management has concluded that no such changes have occurred.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

From time to time, we may become involved in various claims and legal proceedings. Regardless of outcome, litigation and other legal and administrative proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are currently not a party to any legal proceedings the outcome of which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, financial condition, and results of operations.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our filings with the SEC, including the Proxy Statement/Prospectus. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

In connection with the closing of the Business Combination, on July 31, 2024, the Company issued (i) 7,951,913 shares of Common Stock, 7,528,727 warrants exercisable for shares of Common Stock at $10.00 per share, subject to adjustment (the “Base Warrants”) and 670,000 pre-funded warrants, each exercisable for one share of New Adagio Common Stock at $0.01 per share (the “Pre-Funded Warrants”) to certain investors (the “PIPE Investors”) pursuant to the subscription agreements (as may be amended, supplemented or otherwise modified from time to time, the “Subscription Agreements”) entered into by and among ListCo, ARYA and each of the PIPE Investors, for aggregate proceeds of approximately $62.8 million (including $29.5 million of bridge financing used by Adagio Medical prior to the closing of the Business Combination and funds from ARYA’s trust account not redeemed), and (ii) $20,000,000 aggregate principal amount of its 13% senior secured convertible notes (the “New Adagio Convertible Notes”) and 1,500,000 warrants (the “Convert Warrants”), each Convert Warrant being exercisable on a cashless basis or for cash at a price of $24.00 per share, subject to adjustment, to certain investors (the “Convert Investors”), pursuant to a securities purchase agreement, dated February 13, 2024, by and among ListCo and such Convert Investors (such agreement and any assignment agreement thereunder in connection with any new financing or commitment for financing received by ARYA and the Company, whether in the form of equity, debt or convertible debt, prior to the Closing Date, the “Convertible Security Subscription Agreement”) and a note purchase agreement, dated February 13, 2024, by and among one of the PIPE Investors, Adagio Medical and ListCo (the “2024 Bridge Financing Note Subscription Agreement”).

The shares of Common Stock and PIPE Warrants issued to the PIPE Investors and the New Adagio Convertible Notes and Convert Warrants issued to the Convert Investors have not been registered under the Securities Act and have been issued in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act.

Other than equity securities issued in transactions disclosed above and on our Current Report on Form 8-K filed with the SEC on August 6, 2024, as amended by Amendment No. 1 on Form 8-K/A filed with the SEC on August 14, 2024, there were no unregistered sales of equity securities during the period.

Item 3.Defaults upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

2.1

Business Combination Agreement, dated as of February 13, 2024, by and among Aja HoldCo, Inc., ARYA Sciences Acquisition Corp IV, Aja Merger Sub 1, Aja Merger Sub 2, Inc. and Adagio Medical, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).

2.2

Consent and Amendment No. 1 to the Business Combination Agreement, dated as of June 25, 2024, by and among ARYA Sciences Acquisition Corp IV and Adagio Medical, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
4.1	Form of Base Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
4.2	Form of Pre-Funded Warrant Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
4.3	Form of Convert Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
4.4	Specimen Common Stock Certificate of New Adagio (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
10.1	Form of Convertible Security Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
10.2

Investor Rights Agreement, dated as of February 13, 2024, by and among ARYA, ListCo, the Perceptive PIPE Investor, the Sponsor and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).

10.3

Sponsor Letter Agreement, dated February 13, 2024, by and between ARYA Sciences Acquisition Corp, ARYA Sciences Holdings IV, Todd Wider, Michael Henderson, Leslie Trigg, Joseph Edelman, Adam Stone, Michael Altman, Konstantin Poukalov and Adagio Medical, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).

10.4	Form of Adagio Stockholder Transaction Support Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
10.5	Form of New Adagio 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
10.6	Form of New Adagio 2024 Key Employee Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
10.7	Form of New Adagio 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
10.8	Form of New Adagio Indemnity Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
10.9

Convert Guaranty, dated as of July 31, 2024, by and among Adagio and the other parties thereto (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).

10.10

Convert Security Document, dated as of July 31, 2024, by and among New Adagio, Adagio and the other parties thereto (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).

10.11

Registration Rights Agreement dated as of July 31, 2024, by and among New Adagio, Perceptive Life Sciences Master Fund, Ltd. and the other parties thereto (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).

10.12	Form of New Adagio Convertible Note (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).

10.13	Form of Non-Redemption Subscription Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
10.14	Form of Open Market Purchase Subscription Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
10.15	Form of Subscription Agreement with Pre-Funded Warrant and Base Warrant (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
10.16

PIPE Subscription Agreement, by and among the Perceptive PIPE Investor, ListCo and ARYA (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).

10.17

Amendment to PIPE Subscription Agreement, by and among the Perceptive PIPE Investor, ListCo and ARYA (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).

10.18

Amended and Restated Subscription Agreement, by and among the Perceptive PIPE Investor, ListCo and ARYA (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).

10.19

Form of Amended and Restated Subscription Agreement with Pre-Funded Warrant and Warrant (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).

10.20	Form of Amended and Restated Open Market Purchase Subscription Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
10.21	Form of Amended and Restated Non-Redemption Subscription Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
10.22

2024 Bridge Financing Note Subscription Agreement, dated as of February 13, 2024, by and between ListCo, the Perceptive PIPE Investor and certain other investors thereto (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).

10.23

Offer Letter, dated July 31, 2024, between Adagio Medical, Inc. and Olav Bergheim (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAGIO MEDICAL HOLDINGS, INC.

Date: August 26, 2024		/s/ Olav Bergheim
	Name:	Olav Bergheim
	Title:	Chief Executive Officer

Date: August 26, 2024		/s/ John Dahldorf
	Name:	John Dahldorf
	Title:	Chief Financial Officer