Form 10-Q
period 2024-09-30
Adagio Medical Holdings, Inc.
filed 2024-11-14
CIK 2006986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2024, there were 14,535,136 shares of common stock, $0.0001 par value, issued and outstanding.

ADAGIO MEDICAL HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

		Page
PART I : FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2024 (Successor) (Unaudited) and December 31, 2023 (Predecessor)	1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the periods from July 1, 2024 to July 30, 2024 (Predecessor), July 31, 2024 to September 30, 2024 (Successor), January 1, 2024 to July 30, 2024 (Predecessor), and July 31, 2024 to September 30, 2024 (Successor), and for the three and nine months ended September 30, 2023 (Predecessor)	2

	Unaudited Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the periods from July 1, 2024 to July 30, 2024 (Predecessor), July 31, 2024 to September 30, 2024 (Successor), January 1, 2024 to July 30, 2024 (Predecessor), and July 31, 2024 to September 30, 2024 (Successor), and for the three and nine months ended September 30, 2023 (Predecessor)	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the periods from January 1, 2024 to July 30, 2024 (Predecessor) and July 31, 2024 to September 30, 2024 (Successor), and for the nine months ended September 30, 2023 (Predecessor)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	75

Item 4.	Controls and Procedures	75

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	77

Item 1A.	Risk Factors	77

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78

Item 3.	Defaults Upon Senior Securities	78

Item 4.	Mine Safety Disclosures	78

Item 5.	Other Information	79

Item 6.	Exhibits	79

SIGNATURES		82

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Adagio Medical Holdings Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	Successor	Predecessor
	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,260	$1,383
Accounts receivable, net	90	71
Inventory, net	4,139	3,322
Prepaid expenses	2,328	232
Other current assets	213	177
Total current assets	35,030	5,185
Property and equipment, net	1,572	1,487
Right-of-use assets, net	226	130
Intangible Assets, net	26,061	—
Goodwill	44,291	—
Other assets	16	23
Total assets	$107,196	$6,825
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,419	$3,830
Accrued liabilities	2,910	3,048
Operating lease liabilities, current	142	79
Convertible notes payable, current	—	36,430
Warrant liabilities	—	78
Term loan, current	—	1,695
Accrued transaction costs	—	444
Other accrued liabilities	448	1,572
Total current liabilities	7,919	47,176
Operating lease liabilities, long-term	85	52
Convertible notes payable, non-current	13,750	—
Warrant liabilities	2,465	—
Deferred tax liabilities, net	2,800	—
Term loan, long-term	—	143
Other long-term liabilities	3,616	8
Total liabilities	30,635	47,379
Commitments and contingencies (Note 12)
Legacy Adagio's Convertible preferred stock, $0.001 par value; 4,939,946 shares authorized as of December 31, 2023; 4,939,946 shares issued and outstanding as of December 31, 2023, with aggregate liquidation preference of $91,637 as of December 31, 2023	—	91,469
Stockholders’ equity (deficit):
Legacy Adagio's Common stock, $0.001 par value; 6,594,946 shares authorized as of December 31, 2023; 786,510 shares issued as of December 31, 2023; 779,908 shares outstanding as of December 31, 2023	—	1
Common stock, $0.0001 par value; 210,000,000 shares authorized as of September 30, 2024; 14,535,136 shares issued and outstanding as of September 30, 2024	1	—
Additional paid-in capital	89,786	1,608
Accumulated other comprehensive income (loss)	(9)	17
Accumulated deficit	(13,217)	(133,649)
Total stockholders’ equity (deficit)	76,561	(132,023)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$107,196	$6,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adagio Medical Holdings Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30			Nine Months Ended September 30
	2024		2023	2024		2023
	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
	July 31 to September 30	July 1 to July 30	July 1 to September 30	July 31 to September 30	January 1 to July 30	January 1 to September 30

Revenue	$132	$53	$41	$132	$333	$222
Cost of revenue and operating expenses:
Cost of revenue	414	157	253	414	1,381	972
Research and development	1,217	1,251	4,418	1,217	7,585	13,625
Selling, general, and administrative	2,926	4,851	4,451	2,926	13,047	8,234
Total cost of revenue and operating expenses	4,557	6,259	9,122	4,557	22,013	22,831
Loss from operations	(4,425)	(6,206)	(9,081)	(4,425)	(21,680)	(22,609)
Other income (expense):
Convertible notes fair value adjustment	3,255	(1,907)	(1,051)	3,255	2,059	(4,084)
Warrant liabilities fair value adjustment	4,973	177	(23)	4,973	191	(83)
Interest expense	(435)	(304)	(485)	(435)	(1,818)	(1,082)
Interest income	166	—	2	166	3	2
Other (expense) income, net	72	5	(123)	72	(33)	(113)
Total other income (expense), net	8,031	(2,029)	(1,680)	8,031	402	(5,360)
Net income (loss)	$3,606	$(8,235)	$(10,761)	$3,606	$(21,278)	$(27,969)
Other comprehensive income (loss):
Foreign currency translation adjustment	(9)	(2)	4	(9)	3	(1)
Comprehensive income (loss)	$3,597	$(8,237)	$(10,757)	$3,597	$(21,275)	$(27,970)

Basic net income (loss) per share (Note 15)	$0.18	$(8.34)	$(14.15)	$0.18	$(26.08)	$(36.83)
Diluted net income (loss) per share (Note 15)	$0.02	$(8.34)	$(14.15)	$0.02	$(26.08)	$(36.83)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adagio Medical Holdings Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Three Months Ended September 30, 2024
							Accumulated
					Additional		Other	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance as of June 30, 2024 (Predecessor)	4,732,044	$86,783	780,180	$1	$6,163	$(146,692)	$22	$(140,506)
Foreign currency translation adjustment	—	—	—	—	—	—	(2)	(2)
Stock option exercises	—	—	33	—	7	—	—	7
Stock-based compensation	—	—	—	—	421	—	—	421
Net loss	—	—	—	—	—	(8,235)	—	(8,235)
Balance as of July 30, 2024 (Predecessor)	4,732,044	$86,783	780,213	$1	$6,591	$(154,927)	$20	$(148,315)

Balance as of July 31, 2024 (Successor)	—	$—	13,387,636	$1	$89,786	$(16,823)	$—	$72,964
Foreign currency translation adjustment	—	—	—	—	—	—	(9)	(9)
Issuance of Sponsor Earnout	—	—	1,147,500	—	—	—	—	—
Net income	—	—	—	—	—	3,606	—	3,606
Balance as of September 30, 2024 (Successor)	—	$—	14,535,136	$1	$89,786	$(13,217)	$(9)	$76,561

	Three Months Ended September 30, 2023
							Accumulated
					Additional		Other	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance as of June 30, 2023 (Predecessor)	4,939,946	$91,469	760,918	$1	$1,367	$(114,267)	$23	$(112,876)
Foreign currency translation adjustment	—	—	—	—	—	—	4	4
Stock option exercises	—	—	(346)	—	1	—	—	1
Stock-based compensation	—	—	—	—	125	—	—	125
Net loss	—	—	—	—	—	(10,761)	—	(10,761)
Balance as of September 30, 2023 (Predecessor)	4,939,946	$91,469	760,572	$1	$1,493	$(125,028)	$27	$(123,507)

Adagio Medical Holdings Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit

(in thousands, except share data)

	Nine Months Ended September 30, 2024
							Accumulated
					Additional		Other	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance as of December 31, 2023 (Predecessor)	4,939,946	$91,469	779,908	$1	$1,608	$(133,649)	$17	$(132,023)
Foreign currency translation adjustment	—	—	—	—	—	—	3	3
Exchange preferred stock for pre-funded warrants	(207,902)	(4,686)	—	—	4,332	—	—	4,332
Stock option exercises	—	—	305	—	9	—	—	9
Stock-based compensation	—	—	—	—	642	—	—	642
Net loss	—	—	—	—	—	(21,278)	—	(21,278)
Balance as of July 30, 2024 (Predecessor)	4,732,044	$86,783	780,213	$1	$6,591	$(154,927)	$20	$(148,315)

Balance as of July 31, 2024 (Successor)	—	$—	13,387,636	$1	$89,786	$(16,823)	$—	$72,964
Foreign currency translation adjustment	—	—	—	—	—	—	(9)	(9)
Issuance of Sponsor Earnout	—	—	1,147,500	—	—	—	—	—
Net income	—	—	—	—	—	3,606	—	3,606
Balance as of September 30, 2024 (Successor)	—	$—	14,535,136	$1	$89,786	$(13,217)	$(9)	$76,561

	Nine Months Ended September 30, 2023
							Accumulated
					Additional		Other	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance as of December 31, 2022 (Predecessor)	4,939,946	$91,469	756,160	$1	$1,153	$(97,059)	$28	$(95,877)
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)
Stock option exercises	—	—	4,412	—	11	—	—	11
Stock-based compensation	—	—	—	—	329	—	—	329
Net loss	—	—	—	—	—	(27,969)	—	(27,969)
Balance as of September 30, 2023 (Predecessor)	4,939,946	$91,469	760,572	$1	$1,493	$(125,028)	$27	$(123,507)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adagio Medical Holdings Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2024		2023
	Successor	Predecessor	Predecessor
	July 31 to September 30	January 1 to July 30	January 1 to September 30
Cash flows from operating activities:
Net income (loss)	$3,606	$(21,278)	$(27,969)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	316	646	399
Non-cash operating lease expense	22	98	119
Stock-based compensation	—	642	329
Provision for inventory impairment	(15)	15	21
Amortization of term loan discount	—	10	11
Loss on disposal of property and equipment	—	62	3
Change in fair value of convertible notes payable	(3,255)	(2,059)	4,084
Change in fair value of warrant liabilities	(4,973)	(191)	83
Net change in operating assets and liabilities:
Accounts receivable, net	15	(32)	(73)
Inventory, net	(130)	(773)	57
Prepaid expenses and other current assets	(1,259)	(95)	381
Accounts payable	(356)	(2,628)	—
Accrued liabilities	(651)	511	1,102
Accrued transaction costs	—	7,446	241
Other accrued liabilities	344	1,734	1,848
Operating lease liabilities	(22)	(98)	917
Other Long-Term Liabilities	—	—	(121)
Deferred taxes	—	—	7
Net cash used in operating activities	(6,358)	(15,990)	(18,561)
Cash flows from investing activities:
Purchases of property and equipment	(578)	(368)	(313)
Purchases of software	—	—	(7)
Net cash used in investing activities:	(578)	(368)	(320)
Cash flows from financing activities:
Proceeds from exercise of common stock options	—	—	11
Proceeds from issuance of convertible notes payable	—	16,500	13,000
Proceeds from term loan	—	—	3,000
Repayment of non-convertible term loan	—	(867)	(714)
Net cash provided by financing activities	—	15,633	15,297
Effect of foreign currency translation on cash and cash equivalents	42	24	18
Net change in cash and cash equivalents	(6,894)	(701)	(3,566)
Cash and cash equivalents, at beginning of period	35,154	1,383	5,547
Cash and cash equivalents, at end of period	$28,260	$682	$1,981

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$85	$154
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$—	$(216)	$—
Lease liabilities recorded for operating lease right-of-use assets	$—	$216	$—
Amount of term loan proceeds allocated to warrant liabilities	$—	$—	$36
Exchange preferred stock for pre-funded warrants	$—	$4,332	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adagio Medical Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Description of Organization and Business Operations

Our Company

Adagio Medical Holding, Inc. (formerly known as Aja Holdco, Inc.) and its wholly-owned subsidiaries (collectively, the “Company”, the “Successor”) is a medical technology company focused on the development and commercialization of ablation technologies for the treatment of cardiac arrhythmias, including atrial fibrillation, atrial flutter, and ventricular tachycardia. The Company’s technologies center on ultra-low temperature cryoablation (“ULTC”) and pulsed field cryoablation (“PFCA”), designed to produce durable, contiguous, transmural lesions anywhere in the heart using the Company’s proprietary consoles, catheters, and stylets. Legacy Adagio (as defined below) received CE Marking in Europe for its iCLAS™ Cryoablation System and VT Cryoablation System in June 2020 and March 2024, respectively, and has commercially launched in the EU. The Company has not launched commercially in the U.S. but is working towards obtaining the necessary regulatory approvals to do so. The Company is headquartered in Laguna Hills, California.

On July 31, 2024 (the “Closing Date”), ARYA Sciences Acquisition Corp IV, a Cayman Islands exempted company (“ARYA”), Aja Holdco, Inc. (“ListCo”), a Delaware corporation and wholly-owned subsidiary of ARYA, Aja Merger Sub 1, a Cayman Islands exempted company and wholly-owned subsidiary of ListCo (“ARYA Merger Sub”), Aja Merger Sub 2, Inc., a Delaware corporation and wholly-owned subsidiary of ListCo (“Company Merger Sub”), and Adagio Medical, Inc., a Delaware corporation (“Legacy Adagio”, the “Predecessor”), consummated the business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated February 13, 2024, by and among the foregoing parties, as amended by the Consent and Amendment No. 1 to Business Combination Agreement, dated as of June 25, 2024, by and between ARYA and Adagio (the “Business Combination Agreement”).

Pursuant to the Business Combination Agreement, on the Closing Date, (i) ARYA Merger Sub merged with and into ARYA (the “ARYA Merger”) and Company Merger Sub merged with and into Legacy Adagio (the “Adagio Merger” and, together with the ARYA Merger, the “Mergers”), with ARYA and Legacy Adagio surviving the Mergers and, after giving effect to such Mergers, each of ARYA and Legacy Adagio becoming a wholly owned subsidiary of ListCo (the time that the ARYA Merger becomes effective being referred to as the “ARYA Merger Effective Time,” the time that the Adagio Merger becomes effective being referred to as the “Adagio Merger Effective Time,” the time after which both Mergers become effective being referred to as the “Closing,” and the date on which the Closing occurs being referred to as the “Closing Date”), (ii) ListCo filed with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation of ListCo, and the board of directors of ListCo approved and adopt amended and restated bylaws of ListCo, and (iii) ListCo changed its name to Adagio Medical Holdings, Inc.

Refer to Note 3- Forward Merger for details of the Business Combination.

The Company’s Common Stock (as defined below) began trading on August 1, 2024, under the symbol ADGM on the Nasdaq Capital Market (NASDAQ: ADGM).

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has limited revenue and has experienced recurring operating losses and negative cash flows from operations since its inception and anticipates that it will continue to do so for at least the next several years.

As of September 30, 2024, the Successor reported cash and cash equivalents of $28.3 million, and an accumulated deficit of $13.2 million. For the period from July 31, 2024 to September 30, 2024 (Successor), from January 1, 2024 to July 30, 2024 (Predecessor), and the nine months ended September 30, 2023 (Predecessor), net income (loss) was $3.6 million, $(21.3) million, and $(28.0) million, respectively. The net cash used in operating activities was $6.4 million, $16.0 million, and $18.6 million, respectively.

Management does not believe the Company's current cash and cash equivalents are sufficient to fund operations for at least the next 12 months from the issuance date of the condensed consolidated financial statements. Management believes that this raises substantial doubt about the Company’s ability to continue as a going concern.

Management intends to mitigate the conditions and events that raise substantial doubt about its ability to continue as a going concern entity by (i) negotiate other cash equity or debt financing in the short-term, (ii) continue to pursue the necessary regulatory approvals to launch commercially in the U.S. market, and (iii) execute cost-cutting measures to manage cash burn. However, there can be no assurances that the current plans will generate any liquidity to the Company or be available on terms acceptable to the Company.

If the Company is unable to maintain sufficient financial resources, its business, financial condition, and results of operations will be materially and adversely affected. The Company may be required to delay, limit, reduce or terminate its product discovery and development activities or future commercialization efforts. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

Strategic Realignment of Resources and Corporate Restructuring

On December 1, 2023, Legacy Adagio approved a strategic realignment of resources and corporate restructuring (the “RIF”) designed to reallocate capital, conformant to its business focus for the next two years.

As part of the RIF, Legacy Adagio initiated a reduction in its workforce of 20 employees, representing approximately 19% of Legacy Adagio’s employees, which was completed on December 15, 2023. Legacy Adagio made no payment for severance or related benefit costs. Legacy Adagio made no payment of retention bonuses.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

As a result of the Business Combination, for accounting purposes, ListCo is the acquirer and Legacy Adagio is the accounting acquiree and predecessor. The financial statement presentation includes the financial statements of Legacy Adagio as “Predecessor” for the periods prior to the Closing Date (the “Predecessor Period(s)”), and of the Company as “Successor” for the periods after the Closing Date (the “Successor Period(s)”), including the consolidation of Legacy Adagio and ARYA. The Successor Period includes the Company’s results of operations and cash flows for the period from July 31, 2024 through September 30, 2024.

As a result of the application of the acquisition method of accounting as of the Closing Date of the Business Combination, the accompanying consolidated financial statements include a black line division that indicates that the Predecessor and Successor reporting entities shown are presented on a different basis and are therefore, not comparable.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations and comprehensive income (loss) and the condensed consolidated statements of convertible preferred stock and stockholders' equity (deficit), for the periods from July 1, 2024 to July 30, 2024 (Predecessor), July 31, 2024 to September 30, 2024 (Successor), January 1, 2024 to July 30, 2024 (Predecessor), July 31, 2024 to September 30, 2024 (Successor) and the three and nine months ended September 30, 2023 (Predecessor), and the condensed consolidated statements of cash flows for the periods from January 1, 2024 to July 30, 2024 (Predecessor), July 31, 2024 to September 30, 2024 (Successor), and nine months ended September 30, 2023 (Predecessor), and the related footnote disclosures are unaudited.

These unaudited interim financial statements have been prepared in accordance with U.S. GAAP and, in management’s opinion, reflect all adjustments which only include normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2024 (Successor) and its results of operations and comprehensive income (loss) for the periods from July 1, 2024 to July 30, 2024 (Predecessor), July 31, 2024 to September 30, 2024 (Successor), January 1, 2024 to July 30, 2024 (Predecessor), July 31, 2024 to September 30, 2024 (Successor), and the three and nine months ended September 30, 2023 (Predecessor), and cash flows for the periods from January 1, 2024 to July 30, 2024 (Predecessor), July 31, 2024 to September 30, 2024 (Successor), and nine months ended September 30, 2023 (Predecessor).

The results for the periods from July 1, 2024 to July 30, 2024 (Predecessor), July 31, 2024 to September 30, 2024 (Successor), January 1, 2024 to July 30, 2024 (Predecessor) and July 31, 2024 to September 30, 2024 (Successor) are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or any other interim period.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”).

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new standard at the time private companies adopt the new or revised standard.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Adagio Medical Holdings, Inc., and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates and Assumptions

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and disclosures of contingent assets and liabilities. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates as one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase, including its money market account, to be cash equivalents. All of the Company’s cash equivalents have liquid markets. Cash deposits held in accounts at each United States financial institution are insured up to $0.25 million by the Federal Deposit Insurance Corporation (“FDIC”). Cash deposits held in accounts at each European Union financial institution are insured up to €0.1 million by the Deposit Guarantee Scheme. The Company maintains its cash in bank deposit accounts that, at times, may exceed the stated insured limits. Any loss incurred or lack of access to uninsured funds could have a significant adverse impact on the Company's financial condition, results of operations and cash flows. Management does not expect any losses on such accounts.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents. The Company deposits its cash and cash equivalents with major financial institutions; however, at times, deposits may exceed the amount of insurance provided. The Company has not experienced any losses on its deposits since inception.

Revenue Recognition

The Company generates product revenue primarily from the sale of cryoablation catheters, stylets, esophageal warming balloons, and other accessories (collectively, the “Consumables”) used with the Company’s cryoablation consoles (“Consoles”). The Company sells its products directly to hospitals and medical centers. To a lesser extent, the Company also generates lease revenue from the implied rental of Consoles loaned to customers at no charge.

The Company accounts for revenue earned from contracts with customers under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company recognizes revenue from sales to customers applying the following five steps:

•Step 1: Identify the contract with the customer.

•Step 2: Identify the performance obligations in the contract.

•Step 3: Determine the transaction price.

•Step 4: Allocate the transaction price to the performance obligations in the contract.

•Step 5: Recognize revenue when, or as, the company satisfies a performance obligation.

The Company’s customer contracts generally have performance obligations that contain deliverables consisting of the Consumables and may also include Consoles loaned to customers. The Company evaluates each promise within a multiple-performance obligation arrangement to determine whether it represents a distinct performance obligation. The primary performance obligations in the Company’s customer arrangements from which it derives revenue is the sale of the Consumables.

When the Company loans the Console to the customer, it retains title to the Console at all times and does not require minimum purchase commitments from the customer related to any Consumables. In such cases, the Company invoices the customer for the Consumables based on customer orders received. Over time, the Company expects to recover the cost of the loaned Console through the customer’s continued purchasing and use of additional Consumables. For these reasons, the Company has determined that part of the arrangement consideration for the Consumables is an implied rental payment for use of the Console. Therefore, the Company allocates the arrangement consideration between the lease components (i.e., the Console) and non-lease components (i.e., the Consumables) based on the relative estimated standalone selling price of each distinct performance obligation consistent with ASC 842, Leases and ASC 606. Revenue allocated to the lease components was not material for the periods from January 1, 2024 to July 30, 2024 (Predecessor), from July 31, 2024 to September 30, 2024 (Successor) and the nine months ended September 30, 2023 (Predecessor).

Revenue from sales to customers of the Consumables is classified as revenue in the Company's condensed consolidated statements of operations and comprehensive income (loss). The delivery of the Consumables are performance obligations satisfied at a point in time, when the control of the goods is transferred to the customer (i.e., FOB Shipping Point). Revenue is recognized when control is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the product.

Other Revenue Considerations

Revenue is reported net of sales tax. The Company has made the accounting policy election not to recognize a separate performance obligation for the shipment of products to the customer but to account for it as fulfillment cost.

The Company’s contracts primarily include fixed consideration. The Company only includes estimated variable amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Customers are generally required to pay within 30 days.

Any incremental costs to obtain contracts are recorded as selling, general and administrative expense as incurred due to the short duration of the Company’s contracts.

The Company does not assess whether promised goods or services are performance obligations if they are deemed immaterial in the context of the contract with the customer. Additionally, the Company does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

For the periods from January 1, 2024 to July 30, 2024 (Predecessor), from July 31, 2024 to September 30, 2024 (Successor), and nine months ended September 30, 2023 (Predecessor), revenue was generated only from European markets.

Inventory

Inventory consists of raw materials, work-in-process, and finished products and is valued at the lower of cost or net realizable value. The method by which that amounts are removed from the inventory is first-in first-out (“FIFO”). Cost may include materials, labor, and manufacturing overhead. The carrying value of inventory is reviewed for potential impairment whenever indicators suggest that the cost of inventory exceeds the carrying value and management adjusts the inventory to its net realizable value. The Company also periodically evaluates inventory for estimated losses from excess quantities and obsolescence and writes down the cost of inventory to net realizable value at the time such determinations are made. Net realizable value is determined using the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Inventory used in research and development activities is expensed when incurred.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years, or, in the case of leasehold improvements, over the remaining life of the lease term. Specifically, Consoles had a five-year useful life as of December 31, 2023, and effective on January 1, 2024, the useful life of Consoles was changed to three years to better reflect the estimated periods during which these Consoles will remain in service. The impact of the change in the estimated useful life of Consoles is not material to the Predecessor Periods or Successor Periods, nor to the future remaining life of the Consoles.

Property and equipment include equipment that is loaned to customers and located at customer premises. The Company retains ownership of the equipment held for evaluation by customers and has the right to remove the equipment if it is not being utilized according to expectations.

Intangible Assets

Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. In determining the estimated useful lives of definite-lived intangibles, the Company considers the nature, competitive position, life cycle position and expected future operating cash flows of the acquired asset, as well as its commitment to support these assets through continued investment and legal infringement protection.

Indefinite-lived intangible assets consist of In-Process Research and Development (“IPR&D”). Intangible assets with indefinite lives are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. No impairment charges were recorded in the period from July 31, 2024 to September 30, 2024 (Successor).

Legacy Adagio does not have material intangible assets.

Goodwill

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company tests goodwill for impairment at the reporting unit level. The Company has one reporting unit for the goodwill impairment testing purposes. Goodwill is tested for impairment on an annual basis in the fourth quarter, or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not be recoverable (a “triggering event”). On the occurrence of a triggering event, an entity has the option to first assess qualitative factors to determine whether a quantitative impairment test is necessary. If it is more likely than not that goodwill is impaired, the fair value of the reporting unit (the Company) is compared with its carrying value. An impairment charge is recognized for the amount by which the carrying amount exceeds the fair value, provided, the loss recognized cannot exceed the total amount of goodwill. No goodwill impairment charges were recorded in the period from July 31, 2024 to September 30, 2024 (Successor).

Legacy Adagio does not have goodwill.

Concentrations

The Company had three suppliers each exceed 10.0% of total accounts payable as of September 30, 2024 (Successor), representing 74.5% of accounts payable. As of December 31, 2023 (Predecessor), Legacy Adagio has three suppliers each exceed 10.0% of total accounts payable, representing 71.6% of accounts payable.

The Company’s five and ten largest suppliers accounted for approximately 59.8% and 80.8%, respectively, of the Company’s expenditures for the periods from January 1, 2024 to July 30, 2024 (Predecessor) and July 31, 2024 to September 30, 2024 (Successor). Legacy Adagio’s five and ten largest suppliers accounted for approximately 39.4% and 50.5%, respectively, of Legacy Adagio’s expenditures for the nine months ended September 30, 2023 (Predecessor).

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and finite-lived intangible assets, for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when the asset’s carrying value exceeds the total undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined as the excess of the carrying value of the asset over its fair value. For the periods from January 1, 2024 to July 30, 2024 (Predecessor), from July 31, 2024 to September 30, 2024 (Successor), and the nine months ended September 2023 (Predecessor), the Company determined that there was no impairment of long-lived assets.

Foreign Currency Translation and Transactions

The assets, liabilities, and results of operations of Adagio Medical GmbH are recorded using the Euro as the designated functional currency, which is the currency of the primary economic environment in which Adagio Medical GmbH operates. Consequently, transactions in currencies other than Euro are measured and recorded in Euro. Upon consolidation with the Company, its assets and liabilities are translated to U.S. Dollars at currency exchange rates as of the condensed consolidated balance sheet date and its revenues and expenses are translated at the weighted-average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating this entity’s financial statements are reported in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets and foreign currency translation adjustment in the condensed consolidated statements of operations and comprehensive income (loss).

Leases

The Company accounts for its lease property under ASC 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the condensed consolidated balance sheets as both a right-of-use asset and a lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate, which is the rate for collateralized borrowings based on the current economic environment, current borrowings, value of leases, currency in which the lease obligation is satisfied, rate sensitivity, lease term and materiality. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset results in straight-line rent expense over the lease term. Variable lease expenses are recorded when incurred.

The Company determines whether a contract is or contains a lease at the inception of the contract. A contract will be deemed to be or contain a lease if the contract conveys the right to control and direct the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company generally must also have the right to obtain substantially all of the economic benefits from the use of the property, plant, and equipment.

The Company uses the implicit rate in the lease agreement, when readily available, or its incremental borrowing rate as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate the Company would have to pay to borrow funds on a collateralize basis over a similar term and in a similar economic environment.

In calculating the right-of-use asset and lease liability, the Company elected to combine lease and non-lease components for its real estate leases. The Company adopted the policy election to exclude short-term leases having initial terms of twelve months from the initial recognition provisions of ASC 842. Refer to Note 11- Operating Leases for additional details.

The Company's implied rental agreements for its consoles qualify as operating leases and as such, revenue is recognized in accordance with ASC 842, Leases and ASC 606, Revenue from Contracts with Customers. Revenue allocated to the lease components were not significant for the periods from January 1, 2024 to July 30, 2024 (Predecessor), from July 31, 2024 to September 30, 2024 (Successor), and nine months ended September 30, 2023 (Predecessor).

Cost of Revenue

Cost of revenue includes raw materials, direct labor, manufacturing overhead, shipping and receiving costs and other less significant indirect costs related to the production of the Company’s products.

Cost of revenue also includes the depreciation expense of Consoles loaned to the customers.

Research and Development

Research and development expenses consist primarily of salaries, consulting fees, and employee-related costs (including stock-based compensation) for personnel directly engaged in research and development activities, clinical trial expenses, equipment costs, material costs, allocated rent and facilities costs, and depreciation. Research and development expenses relating to possible future products are expensed as incurred. The Company also accrues and expenses costs for activities associated with clinical trials performed by third parties as incurred.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, and employee-related costs (including stock-based compensation) for personnel in executive, finance and other administrative functions, allocated rent and facilities costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, marketing costs and insurance costs. The Company expenses all selling, general, and administrative costs as incurred. The incurred transaction costs are recorded in selling, general, and administrative costs.

Accrued Transaction Costs (Predecessor)

In connection with the Business Combination, Legacy Adagio accrued transaction costs, consisting primarily of legal, accounting and other professional fees, which were incurred and expensed, but not yet paid. The accrued expenses as of December 31, 2023 (Predecessor) are recorded in accrued transaction costs on the condensed consolidated balance sheets.

Fair Value Measurements

Fair value measurements are based on the premise that fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the following three-tier fair value hierarchy is used in determining the inputs for measuring fair value:

•Level 1-Quoted prices in active markets for identical assets or liabilities.

•Level 2-Observable inputs other than Level 1 prices for similar assets or liabilities that are directly or indirectly observable in the marketplace.

•Level 3-Unobservable inputs which are supported by little or no market activity and consist of financial instruments valued using pricing models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed, or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The fair value of the convertible notes payable and warrant liabilities may be impacted by certain unobservable inputs, most significantly with regard to discount rates, expected volatility and historical and projected performance. Significant changes to these inputs in isolation could result in a significantly different fair value measurement.

Fair Value Option for Convertible Notes

As permitted under ASC 825, Financial Instruments (“ASC 825”), Legacy Adagio elected the fair value option to account for the convertible promissory notes issued in October 2022 (the “October 2022 Convertible Notes”), April 2023 (the “April 2023 Convertible Notes”), November 2023 (the “November 2023 Convertible Notes”), February 2024 (the “February 2024 Convertible Notes”, “2024 Bridge Financing Notes”), May 2024 (the “May 2024 Convertible Notes”), June 2024 (the “June 2024 Convertible Notes”), and July 2024 (the “July 2024 Convertible Notes”) (collectively, “Legacy Adagio Convertible Notes”), and the Company elected the fair value option to account for the Convertible Securities Notes (as defined below), in order to measure those liabilities at amounts that more accurately reflect the current economic environment in which the Legacy Adagio and the Company operated.

The convertible promissory notes mentioned above were recorded at fair value at issuance and subsequently were remeasured to fair value at the end of each reporting period. The change in fair value of the convertible promissory notes, excluding amounts related to interest, is recorded in “Convertible notes fair value adjustment”, while amounts related to interest are recorded as interest expense in the consolidated statements of operations and comprehensive income (loss).

As a result of applying the fair value option, direct costs and fees related to the issuance of the convertible promissory notes were expensed as incurred (i.e., not recognized as deferred costs). Refer to Note 4- Fair Value Measurements for further detail.

Warrants

The Company has Convert Warrants (as defined below) issued along with the Convertible Securities Notes, and PIPE Pre-funded Warrants (as defined below) issued in PIPE Financing (as defined below), which are classified as liabilities. The Company also has PIPE Base Warrants (as defined below) issued in PIPE Financing, which is classified as equity. Legacy Adagio has certain common stock warrants (“SVB Warrants”) issued along with the SVB Term Loan (as defined below) and pre-funded warrants to purchase Series E preferred stock (“Series E Pre-funded Warrants”), which were both classified as liabilities.

The Company and Legacy Adagio determine the classification of warrants based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments and meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the liability-classified warrants are recognized in warrant liabilities fair value adjustment in the condensed consolidated statements of operations and comprehensive income (loss).

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to a liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the condensed consolidated balance sheet date.

See Note 10- Warrants for additional information related to the warrants.

Term Loan (Predecessor)

The Company accounts for the Predecessor term loan at residual value on the date of issuance. The expected life of the term loan is the contractual term ending on the maturity date. The Company classifies the term loan as current liabilities within twelve months of the maturity date or when otherwise due. Interest expense is recognized in the condensed consolidated statements of operations and comprehensive income (loss) over the contractual term of the loan. See Note 9- Debt for additional information related to the term loan.

Convertible Preferred Stock (Predecessor)

The Company records the Legacy Adagio convertible preferred stock at fair value on the dates of issuance, net of issuance costs. Upon the occurrence of certain events that are outside the Legacy Adagio’s control, including a deemed liquidation event, holders of the convertible preferred stock can cause redemption for cash. Each share of preferred stock would automatically be converted into shares of Legacy Adagio common stock at the then effective conversion rate immediately upon the earlier of (i) the election of the holders of a majority of the outstanding shares of preferred stock, voting as a separate class on an as-converted to common stock basis, or (ii) the closing of the sale of the Legacy Adagio’s common stock in a firm commitment, underwritten public offering registered under the Securities Act of 1933, as amended, with aggregate offering proceeds to Legacy Adagio (before deduction for underwriters’ discounts and expenses relating to the issuance) of at least $75.0 million and a public offering price per share equal to at least $67.83 (subject to adjustments for stock dividends, splits, combinations and similar events).

As the Legacy Adagio preferred stock is considered to be contingently redeemable, the Legacy Adagio preferred stock has been classified outside of permanent equity.

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based awards issued to employees and non-employees based on the estimated grant-date fair value, which is recognized as expense on a straight-line basis over the requisite service period. The Company has elected to recognize forfeitures as they occur. The fair value of stock options is determined using the Black-Scholes option-pricing model. The determination of fair value for stock-based awards on the date of grant using an option-pricing model requires management to make certain assumptions including expected volatility, expected term, risk-free interest rate and expected dividends in addition to the Company’s common stock valuation. Refer to Note 14- Stock-Based Compensation.

Due to the absence of an active market for Legacy Adagio common stock, the Company utilized methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation to estimate the fair value of Legacy Adagio common stock. In determining the exercise prices for options granted, the Company considered the fair value of the common stock as of the grant date. The fair value of the common stock is determined based upon a variety of factors, including the Company’s financial position, historical performance and operating results, the Company’s stage of development, the progress of the Company’s research and development programs, the prices at which the Company sold its convertible preferred stock, the superior rights, preferences and privileges of the Company’s convertible preferred stock relative to its common stock, external market conditions affecting the medical technologies industry, the lack of marketability of the Legacy Adagio common stock, prospects of a transaction and market performance of peer companies. Significant changes to the key assumptions underlying the factors used could result in different fair values of Legacy Adagio at each valuation date.

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements. Deferred tax assets and liabilities are determined based on the difference between the condensed consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse and include Net Operating Loss (“NOL”) carryforwards and Research and Development (“R&D”) tax credit carryforwards. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances.

ASU 2019-12, Simplifying the Accounting for Income Taxes was adopted in the first quarter of 2021 and the Company has recorded franchise taxes not based on income outside of income tax expense. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on its condensed consolidated balance sheets and has not recognized interest and/or penalties in the condensed consolidated statements of operations and comprehensive income (loss) for the periods from January 1, 2024 to July 30, 2024 (Predecessor), July 31, 2024 to September 30, 2024 (Successor), and the nine months ended September 30, 2023 (Predecessor), respectively.

To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits. Refer to Note 16- Income Taxes for additional details.

Note 3 – Forward Merger

On February 13, 2024, ARYA, ListCo, ARYA Merger Sub, and Company Merger Sub, entered into a Business Combination Agreement, which was amended by the Consent and Amendment No. 1 to the Business Combination Agreement, dated as of June 25, 2024.

Prior to the annual general meeting, holders of 2,707,555 shares of ARYA’s redeemable Class A ordinary shares exercised their right to redeem such shares for cash at a redemption price of approximately $11.56 per share, for an aggregate redemption amount of approximately $31.3 million.

Description of the Transaction

Upon the consummation of Business Combination,

a)	Each issued and outstanding Class A ordinary share of ARYA, par value $0.0001 per share, were automatically cancelled, extinguished and converted into one share of common stock, par value $0.0001 per share, of the Company (“Company’s Common Stock”).

b)	Each issued and outstanding Class B ordinary share of ARYA, par value $0.0001 per share, are automatically cancelled, extinguished and converted into the right to receive one share of the Company’s Common Stock, other than (i) 1,000,000 Class B ordinary shares that are forfeited by the Sponsor, and issued to the PIPE Investors (as defined below), including the Perceptive PIPE Investor (as defined below); (ii) 1,147,500 shares of the Company’s Common Stock issuable to the Sponsor are subject to share trigger price vesting and will vest if, prior to the tenth anniversary of the Closing, the post-closing share price of the Company equals or exceeds $24.00 per share for any 20 trading days within any 30 trading day period (the “Share Trigger Price Vesting”).

c)	Each warrant of Legacy Adagio (other than the Series E Pre-funded Warrants) was terminated in accordance with the terms of the applicable warrant agreement.

d)	All issued and outstanding convertible promissory notes of Legacy Adagio (excluding the Bridge Financing Notes and the 2024 Bridge Financing Notes, as defined below), including any accrued and unpaid interest thereon, are automatically and fully converted into shares of Legacy Adagio common stock in accordance with the terms of such convertible promissory notes, and such convertible promissory notes are cancelled, satisfied, extinguished, discharged and retired in connection with such conversion.

e)	Each share of Legacy Adagio preferred stock, par value $0.001 per share, that is issued and outstanding are automatically converted into shares of Legacy Adagio common stock on a one-to-one basis.

f)	All issued and outstanding shares of Legacy Adagio common stock including Series E Pre-funded Warrants that had been issued and outstanding are automatically cancelled and extinguished and converted into shares of the Company’s Common Stock based on the exchange ratio set forth in the Business Combination Agreement.

g)	Each issued, outstanding and unexercised option to purchase Legacy Adagio common stock (“Legacy Adagio Option”) had been vested prior to the Closing with an aggregate value that exceeds the aggregate exercise price of such Legacy Adagio Option (each an “In-the-Money Adagio Options”) are cancelled and extinguished in exchange for options to purchase shares of the Company’s Common Stock, and each issued and outstanding Legacy Adagio equity award (other than an In-the-Money Adagio Options) are automatically cancelled and extinguished for no consideration, and each holder thereof will cease to have any rights with respect thereto.

h)	$7.0 million of 2024 Bridge Financing Notes is converted into Convertible Securities Notes and Convert Warrants (as defined below).

In connection with the execution of the Business Combination Agreement, ListCo and ARYA entered into Subscription Agreements (the “Initial Subscription Agreements”), with Perceptive Life Sciences Master Fund, Ltd, a Cayman Islands exempted company (the “Perceptive PIPE Investor”) and certain other investors (the “Initial Other PIPE Investors”, and together with the Perceptive PIPE Investor, the “Initial PIPE Investors”). In June 2024, ListCo and ARYA entered into additional Subscription Agreements (the “June Subscription Agreements” and, together with the Initial Subscription Agreements, the “Subscription Agreements”) with certain additional investors, (the “June PIPE Investors”, and together with the Initial Other PIPE Investors, the “Other PIPE Investors”, and the Other PIPE Investors, together with the Perceptive PIPE Investor, the “PIPE Investors”).

Pursuant to the subscription agreements, the PIPE Investors have committed financing valued at $64.5 million (the “PIPE Financing”).

The PIPE Financing included:

(i)Commitments by certain Other PIPE Investors to purchase $2.5 million in Class A shares of ARYA in the open market and not to redeem such shares before the Closing, resulting in the issuance of 355,457 shares of Company’s Common Stock and 299,902 warrants exercisable for shares of the Company’s Common Stock (the “Base Warrants”).

(ii)Commitments by certain Other PIPE Investors that were shareholders of ARYA to not to redeem 247,700 Class A shares of ARYA, resulting in the issuance of 405,772 shares of Company’s Common Stock and 343,756 Base Warrants.

(iii)Agreements to purchase 1,036,666 shares of Company’s Common Stock, 1,440,000 Base Warrants, and 670,000 PIPE Pre-funded Warrants for a cash investment of $12 million in the Company.

(iv)Contribution of total $29.5 million in April 2023 Convertible Notes, November 2023 Convertible Notes, May 2024 Convertible Notes, June 2024 Convertible Notes, and July 2024 convertible Notes (collectively, “Bridge Financing Notes”), and accrued interest of $1.7 million by the Perceptive PIPE Investor.

(v)An additional cash investment of $15.9 million by the Perceptive PIPE Investor.

In return for the investment specified in (iv) and (v) above, the Perceptive PIPE Investor received 6,622,959 shares of Company’s Common Stock and 5,445,069 Base Warrants.

Further, in connection with the execution of the Business Combination Agreement, certain investors (“Convert Investors”) executed a securities purchase agreement, dated February 13, 2024, with ListCo (the “Convertible Security Subscription Agreement”), pursuant to which ListCo issued on the Closing Date to the Convert Investors $20.0 million of 13% senior secured convertible notes (the “Convertible Securities Notes”), which will be convertible into shares of the Company’s Common Stock at a conversion price of $10.00 per share, subject to adjustment, and 1,500,000 warrants (the “Convert Warrants”), each Convert Warrant being exercisable on a cashless basis or for cash at a price of $24.00 per share, subject to adjustment. Such $20.0 million of financing in the form of Convertible Securities Notes includes the conversion of the 2024 Bridge Financing Notes into Convertible Securities Notes and Convert Warrants at Closing, as further described in Note 9- Debt.

Acquisition Method of Accounting

The Business Combination has been accounted for as a forward-merger in accordance with U.S. GAAP. Under this method of accounting, ListCo has been treated as the “accounting acquirer” and Legacy Adagio as the “accounting acquiree” for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination has been accounted for using the acquisition method of accounting. The acquisition method of accounting is based on ASC 805 and uses the fair value concepts defined in ASC 820. ASC 805 requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date, with limited exceptions per ASC 805-20-30-12 through 30-23. As such, under the acquisition method of accounting, ListCo’s assets and liabilities retain their carrying amounts, and the assets and liabilities of Legacy Adagio, including any intangible assets recognized in connection with the Business Combination, are recorded at their fair values as of the acquisition date, except as otherwise required. The excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill.

Under the acquisition method of accounting, ListCo was considered to be the accounting acquirer based on the terms of the Business Combination. Upon consummation of the Business Combination, the cash on hand resulted in the equity at risk being considered insufficient for Legacy Adagio to finance its activities without additional subordinated financial support. Therefore, Legacy Adagio was considered a Variable Interest Entity (“VIE”) and the primary beneficiary of Legacy Adagio was treated as the accounting acquirer.

ListCo is the primary beneficiary of Legacy Adagio. ListCo will hold 100% of the voting rights of Legacy Adagio and will control the Board of Directors of Legacy Adagio. Therefore, ListCo will have the sole power to control the significant activities that will impact Legacy Adagio’s economic performance. ListCo’s equity interest in Legacy Adagio will result in the right to receive benefits and the obligation to absorb the losses of Legacy Adagio that could be significant to ListCo.

The following is a summary of the purchase price calculation (unaudited, in thousands except share and per share data):

Number of the Company’s Common Stock issued	6,771,769
Number of replacement stock options granted to Legacy Adagio’s option holders by the Company	7,587
Total shares and stock options	6,779,356
Multiplied by the Company’s Common Stock price at the Closing	$6.64
Total	$45,015

Number of PIPE Base Warrants issued in lieu of settling Bridge Financing Notes	3,540,000
Multiplied by estimated value of PIPE Base Warrants at the Closing	$2.41
Estimated fair value of PIPE Base Warrants issued in lieu of settling Bridge Financing Notes	$8,531
Total purchase price	$53,546

The allocation of the purchase price was as follows (unaudited, in thousands):

Assets Acquired:
Cash	$681
Accounts receivable, net	102
Inventories, net	4,077
Prepaid expenses	308
Other current assets	195
Property and equipment, net	1,133
Intangible assets, net	26,200
Goodwill	44,291
Right-of-use asset, net	247
Other assets	18
Tota assets acquired	$77,252

Liabilities Assumed:
Accounts payable	$10,103
Accrued liabilities	3,556
Operating lease liabilities, current	138
Convertible notes payable, long-term	5,951
Warrant liabilities	1,049
Operating lease liabilities, long-term	109
Deferred tax liabilities	2,800
Total liabilities assumed	$23,706

Net total	$53,546

Goodwill represents the excess of the total purchase consideration over the fair value of the underlying net assets and captures the value attributable to future economic benefits arising from future technology development beyond the existing pipeline of identified IPR&D projects.

The acquired intangible assets consist of developed technology and IPR&D, which were valued at $26.2 million at the Closing using the cost approach. This approach considers an asset’s replacement cost (direct and indirect) adjusted, where applicable, for obsolescence to estimate the replacement cost of the asset’s current service potential (i.e., remaining useful life and cash-flow generating capacity). Obsolescence for an acquired intangible asset may include functional (technological) obsolescence and economic (external) obsolescence. The Company has determined the estimated useful life of 5 years for developed technology based on consideration of the economic benefit of the asset. Refer to Note 7- Goodwill and Intangible Assets for details.

In connection with the Business Combination, the transactions that occurred concurrently with the Closing Date of the Business Combination were reflected “on the line”. “On the line” describes those transactions triggered by the consummation of the Business Combination that are not recognized in the consolidated financial statements of the Predecessor nor the Successor as they are not directly attributable to either period but instead were contingent on the Business Combination.

The number of shares of common stock issued and amounts recorded on the line within stockholders’ equity (deficit) are reflected below to arrive at the opening consolidated balance sheet of the Successor.

				Accumulated
	Number of Shares	Common Stock	APIC	Deficit
ListCo closing equity as of July 30, 2024	—	—	$2,729	$(2,734)
Accumulated deficit carried over from ARYA	—	—	—	(14,089)
Contribution of cash proceeds in PIPE Financing	3,287,018	—	23,433	—
Conversion of ARYA convertible promissory Notes	355,100	—	3,551	—
Conversion of ARYA Class A ordinary shares and Class B ordinary shares	2,089,000	—	—	—
Conversion of Class A ordinary shares subject to redemption	123,520	—	1,361	—
Shares issued for acquisition of Legacy Adagio	6,771,769	1	53,546	—
Additional shares issued and reclassification of Class A ordinary shares subject to non-redemption agreements and open market subscription agreements	761,229	—	5,166	—
Successor’s opening equity as of July 31, 2024 (Successor)	13,387,636	1	$89,786	$(16,823)

In conversion of the ARYA’s equity outstanding prior to the Closing Date, for each issued and outstanding Class B ordinary share of ARYA at par value $0.0001 per share, a total of 1,147,500 shares (“Earn-out Shares”) of the Company’s Common Stock are issuable to the Sponsor, which are subject to vesting based on a share price trigger. These shares will vest if, within ten years of the Closing, the share price of the Company’s Common Stock reaches or exceeds $24.00 per share for at least 20 trading days within a 30-day period. As of the reporting date, the vesting of these shares was not considered probable.

Pro Forma Financial Information (Unaudited)

The following unaudited pro forma financial information summarizes the results of operations for the Company as though the Business Combination had occurred on January 1, 2023 and has been derived from the historical consolidated financial statements of the Company’s Predecessor Periods and the Successor Period. The Successor and Predecessor Periods for the periods three months ended September 30, 2024; three months ended September 30, 2023; nine months ended September 30, 2024 and nine months ended September 30, 2023 have been combined. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or the future consolidated results of operations of the Company.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$185	$41	$465	$222
Net loss	(12,971)	(10,655)	(28,987)	(26,113)

The unaudited pro forma financial information for the three and nine months ended September 30, 2024 and 2023 combines the historical results of Adagio Medical, Inc., ARYA, and ListCo for the three and nine months ended September 30, 2024 and 2023, assuming that the companies were combined as of January 1, 2023.

The unaudited pro forma results reflect the adjustments for recording the step-up amortization adjustments for the fair value of intangible assets acquired, reversal of change in fair value of Legacy Adagio Convertible Notes and warrants, reversal of interest on Legacy Adagio Convertible Notes, reversal of interest on Legacy Adagio’s SVB Term Loan, and recording interest on Convertible Securities Notes.

Note 4 – Fair Value Measurements

The Company’s financial instruments include its money market accounts (included as part of cash and cash equivalents), accounts receivable, accounts payable, common stock warrant liabilities (i.e. Convert Warrants and SVB Warrants), pre-funded warrant liabilities (i.e. PIPE Pre-funded Warrants), and convertible notes payables (i.e. Convertible Securities Notes and Legacy Adagio Convertible Notes). The recorded carrying amounts of cash and equivalents, accounts receivable and accounts payable approximates fair value due to their short-term nature. The convertible notes, common stock warrant liabilities, and pre-funded warrant liabilities are carried at fair value.

Assets and liabilities recognized at fair value on a recurring basis in the condensed consolidated balance sheets consists of cash equivalents, common stock warrant liabilities, pre-funded warrant liabilities, and convertible notes payables. These items are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The following tables summarize the Company’s financial instruments at fair value based on the fair value hierarchy for each class of instrument (in thousands):

September 30, 2024 (Successor)	Level 1	Level 2	Level 3
Assets:
Money market account	$27,298	$—	$—
Liabilities:
Convertible Securities Notes	$—	$—	$13,750
Convert Warrants	$—	$—	$743
PIPE Pre-funded Warrants	$—	$—	$1,722

December 31, 2023 (Predecessor)	Level 1	Level 2	Level 3
Assets:
Money market account	$24	$—	$—
Liabilities:
Legacy Adagio Convertible Notes	$—	$—	$36,430
SVB Warrants	$—	$—	$78

There were no transfers made among the three levels in the fair value hierarchy for the periods from January 1, 2024 to July 30, 2024 (Predecessor), from July 31, 2024 to September 30, 2024 (Successor) and for the year ended December 31, 2023 (Predecessor).

Legacy Adagio Convertible Notes (Predecessor)

On October 27, 2022, Legacy Adagio entered into a note purchase agreement with investors for the issuance and sale of convertible promissory notes with an aggregate principal amount of $9.5 million at an interest rate of eight percent (8.0%) per annum. On April 4, 2023, November 28, 2023 and February 13, 2024, the October 2022 Convertible Notes were amended. Upon the consummation of the Business Combination, the principal and the accrued interest of the October 2022 Convertible Notes were converted into shares of Legacy Adagio common stock. Further, on the Closing Date, Legacy Adagio common stock was converted to the Company’s Common Stock based on the exchange ratio set forth in the Business Combination Agreement. Refer to Note 9- Debt for details.

On April 4, 2023, Legacy Adagio issued a $5.0 million convertible promissory note to Perceptive PIPE Investor that matures upon the termination of the Business Combination Agreement in accordance with its terms. The April 2023 Convertible Notes accrues simple interest at eight percent (8.0%) per annum. Additionally, Legacy Adagio obtained the right to issue up to $10.0 million in additional convertible promissory notes. On February 13, 2023, November 28, 2023 and February 13, 2024, the April 2023 Convertible Notes were amended. Prior to the Closing Date, the total of $15.0 million convertible promissory note has been drawn by Legacy Adagio.

On November 28, 2023, Legacy Adagio issued a $2.0 million convertible promissory note to Perceptive PIPE Investor that matures upon the termination of the Business Combination Agreement in accordance with its terms. The November 2023 Convertible Notes accrues simple interest at eight percent (8.0%) per annum. Additionally, Legacy Adagio obtained the right to issue up to $6.0 million in additional convertible promissory notes (“Delayed Draw Commitment”). On December 13, 2023, December 28, 2023, and February 13, 2024, the November 2023 Convertible Notes were amended. Prior to the Closing Date, the total of $8.0 million convertible promissory note has been drawn by Legacy Adagio.

On February 13, 2024, Legacy Adagio issued a $7.0 million convertible promissory note to Perceptive PIPE Investor that matures upon the termination of the Business Combination Agreement in accordance with its terms. The 2024 Bridge Financing Note accrues simple interest at eight percent (8.0%) per annum. Prior to the Closing Date, the total of $7.0 million convertible promissory note has been drawn by Legacy Adagio. Upon the consummation of the Business Combination, the 2024 Bridge Financing Note of $7.0 million converted into $7.0 million of the Company’s Convertible Securities Notes and 525,000 Convert Warrants. Refer to Note 9- Debt for details.

On May 21, 2024, Legacy Adagio issued a $3.0 million convertible promissory note to Perceptive PIPE Investor that matures upon the termination of the Business Combination Agreement in accordance with its terms. The May 2024 Convertible Notes accrues simple interest at eight percent (8.0%) per annum. Prior to the Closing Date, the total of $3.0 million convertible promissory note has been drawn by Legacy Adagio.

On June 25, 2024, Legacy Adagio issued a $2.5 million convertible promissory note to Perceptive PIPE Investor that matures upon the termination of the Business Combination Agreement in accordance with its terms. The June 2024 Convertible Notes accrues simple interest at eight percent (8.0%) per annum. Prior to the Closing Date, the total of $2.5 million convertible promissory note has been drawn by Legacy Adagio.

On July 23, 2024, Legacy Adagio issued a $1.0 million convertible promissory note to Perceptive PIPE Investor that matures upon the termination of the Business Combination Agreement in accordance with its terms. It accrues simple interest at eight percent (8.0%) per annum. Prior to the Closing Date, the total of $1.0 million convertible promissory note has been drawn by Legacy Adagio.

Upon the consummation of the Business Combination, the principal of Bridge Financing Notes along with its accrued but unpaid interest, was converted into the shares of the Company’s Common Stock and Base Warrants as part of the PIPE Financing. Refer to Note 9- Debt for details.

The Company measures Legacy Adagio Convertible Notes at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy.

In determining the fair value of the Legacy Adagio Convertible Notes as of December 31, 2023, the Company applied the probability-weighted expected return method (“PWERM”). The PWERM determines the value of an instrument based upon an analysis of future values for the potential instrument payouts under different future outcomes. The instrument value is based upon the present value of the probability of each future outcome becoming available to the instrument holders, and the rights of each security.

The Company calculated the estimated fair value of convertible promissory notes as of December 31, 2023 using the following assumptions:

As of December 31, 2023	Discount rate	Expected Term (years)	Risk-Free interest rate	Volatility
October 2022 Convertible Notes	36.8%	0.33	5.4%	110%
April 2023 Convertible Notes	30.6%	0.33	5.4%	110%
November 2023 Convertible Notes	30.6%	0.33	5.4%	110%

In determining the fair value of the Legacy Adagio Convertible Notes as of July 31, 2024 prior to the Closing, the Company used the observed closing stock price of ARYA as of July 31, 2024 multiplied by the actual number of shares that the Legacy Adagio Convertible Notes converted into.

The following table presents changes in the Level 3 convertible promissory notes measured at fair value for the year ended December 31, 2023 (Predecessor) (in thousands):

Year ended December 31, 2023 (Predecessor)	Balance (beginning of year)	Additions	Fair value measurement adjustments	Balance (end of year)
October 2022 Convertible Notes	$9,500	$—	$3,061	$12,561
April 2023 Convertible Notes	—	15,000	(243)	14,757
November 2023 Convertible Notes	—	5,000	4,112	9,112

The following table presents changes in the Level 3 convertible promissory notes measured at fair value for the period from January 1, 2024 to July 30, 2024 (Predecessor) (in thousands):

Period from January 1 to July 30, 2024 (Predecessor)	Balance (beginning of year)	Additions	Fair value measurement adjustments	Balance (end of year)
October 2022 Convertible Notes	$12,561	$—	$(4,304)	$8,257
April 2023 Convertible Notes	14,757	—	3,378	18,135
November 2023 Convertible Notes	9,112	3,000	(2,373)	9,739
February 2024 Convertible Notes	—	7,000	(256)	6,744
May 2024 Convertible Notes	—	3,000	685	3,685
June 2024 Convertible Notes	—	2,500	577	3,077
July 2024 Convertible Notes	—	1,000	233	1,233

Convertible Securities Notes (Successor)

On July 31, 2024, the Company issued the $20.0 million Convertible Securities Notes to Convert Investor having a maturity of three years and nine months after the Closing. The interest is accrued by quarterly compounding based on a 13% interest rate per annum. The Company received the funding from the Convertible Securities Notes as at the Closing. Refer to Note 9- Debt for details.

The Company measures the Convertible Securities Notes at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy.

The Company utilized the binomial lattice model to value the Convertible Securities Notes at the Closing Date and as of September 30, 2024. The following table summarizes the significant inputs as of the valuation dates:

Convertible Securities Notes
	July 31. 2024	September 30, 2024
Stock price	$6.64	$2.58
Discount rate	25.8%	25.4%
Expected Term (years)	3.75	3.58
Risk-Free interest rate	4.01%	3.55%
Volatility	60%	80%

The following table presents changes in the Level 3 convertible promissory notes measured at fair value for the periods from July 31, 2024 to September 30, 2024 (Successor) (in thousands):

Convertible Securities Notes - July 31, 2024 to September 30, 2024 (Successor)
Balance (beginning of period)	$17,005
Additions	—
Fair value measurement adjustments	(3,255)
Balance (end of period)	$13,750

Warrant Liabilities (Predecessor)

i.Series E Pre-funded Warrants

On June 25, 2024, the Legacy Adagio issued to certain investor the Series E Pre-funded Warrants to purchase the Legacy Adagio’s Series E Preferred Stock, in exchange of the investor’s existing holding of Series E Preferred Stock. The exercise price of the pre-funded warrants is $0.001 per warrant share. The Company measured the pre-funded warrants at fair value based on the indicated fair value of Series E Preferred Stock, which is not observable in the market. The measurement caused the pre-funded warrant to be classified as Level 3 measurements within the fair value hierarchy. Changes in the fair value of the pre-funded warrants were recognized as warrant liabilities fair value adjustment within the condensed consolidated statements of operations and comprehensive income (loss). Refer to Note 10-Warrants for additional information.

The fair value of the Series E Pre-funded Warrants is based on the fair value of the Series E Preferred Stock minus the exercise price. As of June 30, 2024, the Company estimated the fair value of the Series E Preferred Stock by applying a conversion factor of 1.08 to the indicated fair value of Legacy Adagio common stock.

As of July 31, 2024 prior to the Closing, the Company estimated the fair value of Series E Pre-funded Warrants based on the observed closing stock price of ARYA as of July 31, 2024 multiplied by the actual number of shares that the Series E Pre-funded Warrants converted into. The estimated fair value of the Series E Pre-funded Warrants as of June 30, 2024 and July 31, 2024 prior to the Closing is $0.3 million and $0.2 million, respectively. The change in fair value for the period from July 1, 2024 to July 30, 2024 (Predecessor) is $0.1 million.

Upon the consummation of the Business Combination, the Series E Pre-funded Warrants were automatically cancelled and extinguished and converted into shares of the Company’s Common Stock based on the exchange ratio set forth in the Business Combination Agreement.

ii.SVB Warrants

On February 3, 2023, in conjunction with the Loan and Security Agreement (“LSA”) with Silicon Valley Bank (“SVB Term Loan”), Legacy Adagio issued Initial Warrants to purchase shares of common stock of the Company, and a contingent right to obtain an additional share of the common stock upon the non-occurrence of the Interest Only Milestone (as defined below). The Company measured SVB Warrants at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. Changes in the fair value of the common stock warrants related to updated assumptions and estimates were recognized as warrant liabilities fair value adjustment within the condensed consolidated statements of operations and comprehensive income (loss).

The SVB Warrants were not material as of December 31, 2023 (Predecessor) and there were no material changes in fair value for the periods from July 1, 2024 to July 30, 2024 (Predecessor), January 1, 2024 to July 30, 2024 (Predecessor), and the three and nine months ended September 30, 2023 (Predecessor).

The SVB Warrants were terminated prior to the consummation of the Business Combination as the fair market value of Legacy Adagio common stock is lower than the warrant exercise price before the Closing. Refer to Note 10- Warrants for additional information.

Warrant Liabilities (Successor)

i.Convert Warrants

On July 31, 2024, the Company issued 1,500,000 Convert Warrants in connection with the issuance of the $20.0 million Convertible Securities Notes. Refer to Note 10- Warrants for additional information.

As set forth in the agreement of the Convertible Securities Notes, the Convert Warrants are exercisable on a cashless basis or on a gross basis for one share of the Company’s Common Stock at $24.0 per share, subject to adjustments. The Company may be required to cash settle the Convert Warrants when it fails to timely deliver shares to the holder who exercises the Convert Warrants or upon the occurrence of a fundamental transaction. It is determined that the Convert Warrants do not meet the equity classification requirements under ASC 815 as the Covert Warrants may require cash settlement outside of the Company’s control upon a failure of timely delivery of shares or a fundamental transaction, and therefore the Convert Warrants are accounted for as derivative liabilities, and measured at fair value both initially and subsequently with changes in fair value recognized as warrant liabilities fair value adjustment within the condensed consolidated statements of operations and comprehensive income (loss).

The Convert Warrants are classified as Level 3 measurements within the fair value hierarchy. The Company utilized the Black-Scholes Merton option model to value the Convertible Securities Notes at the Closing Date and as of September 30, 2024. The following table summarizes the significant inputs as of the valuation dates:

Convert Warrants
	July 31. 2024	September 30, 2024
Common stock price	$6.64	$2.58
Expected Volatility	55.0%	62.5%
Risk Free rate	3.96%	3.63%
Expected dividend yield	0%	0%
Expected term (years)	7.0	6.83

The following table presents changes in the Level 3 Convert Warrants measured at fair value for the periods from July 31, 2024 to September 30, 2024 (Successor) (in thousands):

Convert Warrants - July 31, 2024 to September 30, 2024 (Successor)
Balance (beginning of period)	$2,996
Additions	—
Fair value measurement adjustments	(2,253)
Balance (end of period)	$743

ii.PIPE Pre-funded Warrants

On July 31, 2024, the Company issued 670,000 pre-funded warrants in exchange for cash proceeds in PIPE Financing to certain Other PIPE Investors (“PIPE Pre-funded Warrants”). Refer to Note 10-Warrants for additional information.

As set forth in the agreement of the PIPE Pre-funded Warrants, the PIPE Pre-funded Warrants are exercisable on a cashless basis or on a gross basis for one share of the Company’s Common Stock at $0.01 per share, subject to adjustments. The Company may be required to cash settle the PIPE Pre-funded Warrants when it fails to timely deliver shares to the holder who exercises the PIPE Pre-funded Warrants or upon the occurrence of a fundamental transaction. It is determined that the PIPE Pre-funded Warrants do not meet the equity classification requirements under ASC 815 as the PIPE Pre-funded Warrants may require cash settlement outside of the Company’s control upon a failure of timely delivery of shares or a fundamental transaction, and therefore the PIPE Pre-funded Warrants are accounted for as derivative liabilities, and measured at fair value both initially and subsequently with changes in fair value recognized as warrant liabilities fair value adjustment within the condensed consolidated statements of operations and comprehensive income (loss).

The PIPE Pre-funded Warrants are classified as Level 3 measurements within the fair value hierarchy. The fair value of the PIPE Pre-funded Warrants is based on the fair value of the Company’s Common Stock minus the exercise price.

The following table presents changes in the Level 3 PIPE Pre-funded Warrants measured at fair value for the periods from July 31, 2024 to September 30, 2024 (Successor) (in thousands):

PIPE Pre-funded Warrants - July 31, 2024 to September 30, 2024 (Successor)
Balance (beginning of period)	$4,442
Additions	—
Fair value measurement adjustments	(2,720)
Balance (end of period)	$1,722

Note 5 - Inventory, net

Inventory as of September 30, 2024 and December 31, 2023 consists of the following (in thousands):

	September 30,	December 31,
	2024	2023
	(Successor)	(Predecessor)
Raw materials	$2,547	$2,211
Work-in-Process	509	197
Finished goods	1,083	914
Total inventory	$4,139	$3,322

Obsolete and expired inventory are expensed as incurred. Inventory is recorded net of obsolescence and manufacturing scrap of $0.4 million, $58.0 thousand, and $87.0 thousand for the periods from January 1, 2024 to July 30, 2024 (Predecessor), from July 31, 2024 to September 30, 2024 (Successor), and the nine months ended September 30, 2023 (Predecessor).

Inventory is recorded net of obsolescence and manufacturing scrap of $41.0 thousand, $58.0 thousand, and $25.0 thousand for the periods from July 1, 2024 to July 30, 2024 (Predecessor), from July 31, 2024 to September 30, 2024 (Successor), and the three months ended September 30, 2023 (Predecessor).

Note 6 - Property and Equipment

The Company’s property and equipment, net, as of September 30, 2024 and December 31, 2023 consists of the following (in thousands):

	September 30,	December-24
	2024	2023
	(Successor)	(Predecessor)
Consoles	$2,567	$1,565
Other machinery and equipment	709	772
Leasehold improvements	306	305
Tools and molds	257	221
Computer equipment	188	193
Demo equipment	66	66
Furniture and fixtures	49	49
Construction in process	—	54
Vehicles	39	39
Total property, plant, and equipment	4,181	3,264
Less: accumulated depreciation	(2,609)	(1,777)
Property and equipment, net	$1,572	$1,487

Depreciation expense was $0.7 million, $0.2 million and $0.4 million for the periods from January 1, 2024 to July 30, 2024 (Predecessor), from July 31, 2024 to September 30, 2024 (Successor), and the nine months ended September 30, 2023 (Predecessor), respectively.

Depreciation expense was $56.0 thousand, $0.2 million and $0.1 million for the periods from July 1, 2024 to July 30, 2024 (Predecessor), from July 31, 2024 to September 30, 2024 (Successor), and the three months ended September 30, 2023 (Predecessor), respectively.

Note 7 – Goodwill and Intangible Assets

The Company’s intangible assets, net consists of the following (in thousands):

	September 30, 2024
	(Successor)
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

IPR&D	Indefinite	$22,100	$—	$22,100
Developed technology	5.0	4,100	(139)	3,961
Total		$26,200	$(139)	$26,061

Amortization of intangible assets is anticipated to be approximately $0.3 million in 2024, $0.8 million for each of the years from 2025 through 2028, and $0.5 million in 2029.

As of September 30, 2024 (Successor), the Company has goodwill of $44.3 million.

Based on the Company’s qualitative analysis, no intangible assets impairment or goodwill impairment charges were recorded in the period from July 31, 2024 to September 30, 2024 (Successor). There was no goodwill or intangible assets as of December 31, 2023 (Predecessor).

Note 8 - Accrued Liabilities

The following table presents details of accrued liabilities as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
	(Successor)	(Predecessor)
Compensation and related expenses	$2,131	$1,566
Research and development expenses	576	1,191
Other	203	291
Total accrued liabilities	$2,910	$3,048

Note 9 - Debt

Outstanding debt as of September 30, 2024 and December 31, 2023 consists of the following (in thousands):

	September 30, 2024	December 31, 2023
	(Successor)	(Predecessor)
Convertible Securities Notes	$13,750	$—
October 2022 Convertible Notes measured at fair value	—	12,561
April 2023 Convertible Notes measured at fair value	—	14,757
November 2023 Convertible Notes measured at fair value	—	9,112
SVB term loan	—	1,838
Total outstanding debt	$13,750	$38,268

October 2022 Convertible Notes (Predecessor)

On October 27, 2022, the Legacy Adagio entered into the October 2022 Convertible Notes with investors for the issuance and sale of convertible promissory notes with an aggregate principal amount of $9.5 million at an interest rate of eight percent (8.0%) per annum.

On April 4, 2023, the October 2022 Convertible Notes, which had an original maturity date of October 27, 2023, were amended to extend the maturity date to the latest of (i) January 5, 2024, (ii) termination of agreements between the Legacy Adagio and ARYA in connection with a non-binding summary of certain proposed terms and conditions of a potential business combination, or (iii) the termination or lapse of the exclusivity period as defined in the non-binding term sheet as mentioned above. The October 2022 Convertible Notes agreement was also amended to subordinate the October 2022 Convertible Notes to the April 2023 Convertible Notes (as described below) and provide for the conversion of all principals and accrued interest in respect of all the October 2022 Convertible Notes into shares of Series E Preferred Stock of the Legacy Adagio in connection with the Business Combination.

On November 28, 2023, the October 2022 Convertible Notes agreement was further amended to subordinate the October 2022 Convertible Notes to the April 2023 Convertible Notes and the November 2023 Convertible Notes (as described below). Upon the consummation of the Business Combination, all principal and accrued interest in respect of the October 2022 Convertible Notes was converted into shares of the Legacy Adagio common stock, when multiplied by the exchange ratio applicable to the Legacy Adagio common stock in the Business Combination, entitled the holder of this note to receive a number of shares of the same class of common stock that are issued in the Private Investment in Public Equity Financing (“PIPE Financing”) equal to the then outstanding principal amount and any accrued and unpaid interest under this note, divided by 75% of the effective price of each share of common stock sold in the PIPE Financing.

On February 13, 2024, the October 2022 Convertible Notes agreement was further amended to extend the maturity date to the termination of the Business Combination Agreement, and subordinate the October 2022 Convertible Notes to the April 2023 Convertible Notes, the November 2023 Convertible Notes, and February 2024 Convertible Notes (as described below).

The total of $9.5 million principal was received by the Legacy Adagio as of December 31, 2022. As of December 31, 2023 (Predecessor), the principal amount outstanding was $9.5 million.

For the periods from July 1, 2024 to July 30, 2024 (Predecessor), from January 1, 2024 to July 30, 2024 (Predecessor), and the three and nine months ended September 30, 2023 (Predecessor), Legacy Adagio has recognized the interest expense of $62.5 thousand, $0.4 million, $0.2 million and $0.6 million, respectively.

Upon the consummation of the Business Combination, all principal and accrued interest in respect to the October 2022 Convertible Notes were converted into 8,661,985 shares of Legacy Adagio common stock. Further, on Closing Date, the 8,661,985 Legacy Adagio common stocks were converted to 1,444,899 Company’s Common Stock based on the exchange ratio set forth in the Business Combination Agreement.

Bridge Financing Notes (Predecessor)

April 2023 Convertible Notes

On April 4, 2023, Legacy Adagio issued a $5.0 million convertible promissory note that matures on the latest of (i) January 5, 2024, (ii) termination of agreements between Legacy Adagio and ARYA in connection with a non-binding summary of the Business Combination, or (iii) the termination or lapse of the exclusivity period as defined in the non-binding term sheet as mentioned above. The April 2023 Convertible Notes accrues simple interest at eight percent (8.0%) per annum. Additionally, Legacy Adagio obtained the right to issue up to $10.0 million in additional convertible promissory notes available beginning one month after April 4, 2023 through the occurrence of an ARYA stockholder vote with regard to a transaction. During the period from April 4, 2023 to December 31, 2023, Legacy Adagio issued the additional $10.0 million.

On November 28, 2023, the April 2023 Convertible Notes were amended to align certain terms of the April 2023 Convertible Notes with the November 2023 Convertible Notes.

Upon the consummation of the Business Combination, this note was automatically converted into the type of securities that are issued in the PIPE Financing in an amount equal to the then-outstanding principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the PIPE Financing.

As of December 31, 2023 (Predecessor), the principal amount outstanding was $15.0 million.

For the periods from July 1, 2024 to July 30, 2024 (Predecessor), from January 1, 2024 to July 30, 2024 (Predecessor), and the three and nine months ended September 30, 2023 (Predecessor), Legacy Adagio has recognized the interest expense of $0.1 million, $0.6 million, $0.2 million and $0.3 million, respectively.

November 2023 Convertible Notes

On November 28, 2023, Legacy Adagio issued to Perceptive PIPE Investor a $2.0 million convertible promissory note that matures on the latest of (i) January 5, 2024, (ii) termination of agreements between Legacy Adagio and ARYA in connection with a non-binding summary of the Business Combination, or (iii) the termination or lapse of the exclusivity period as defined in the non-binding term sheet as mentioned above. The November 2023 Convertible Notes accrues simple interest at eight percent (8.0%) per annum. Additionally, Legacy Adagio obtained the right to issue up to $6.0 million of Delayed Draw Commitment.

Upon the consummation of the Business Combination, this note was automatically converted into the type of securities that are issued in the PIPE Financing in an amount equal to the then-outstanding principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the PIPE Financing.

In December 2023, the November 2023 Convertible Notes were amended to permit the issuance of a Delayed Draw Commitment in the principal amount of $1.0 million and $2.0 million on December 13, 2023 and December 28, 2023, respectively. The combined $3.0 million convertible promissory notes were issued pursuant to the clause and terms in the November 2023 Convertible Notes agreement.

As of December 31, 2023 (Predecessor), the principal amount outstanding was $5.0 million.

For the periods from July 1, 2024 to July 30, 2024 (Predecessor), and from January 1, 2024 to July 30, 2024 (Predecessor), Legacy Adagio has recognized the interest expense of $50.6 thousand and $0.3 million, respectively.

May 2024 Convertible Notes

On May 21, 2024, Legacy Adagio issued to Perceptive PIPE Investor a $3.0 million convertible promissory note that matures upon the termination of the Business Combination Agreement in accordance with its terms. The May 2024 Convertible Notes accrues simple interest at eight percent (8.0%) per annum.

Upon the consummation of the Business Combination, this note was automatically converted into the type of securities that are issued in the PIPE Financing in an amount equal to the then-outstanding principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the PIPE Financing.

For the periods from July 1, 2024 to July 30, 2024 (Predecessor) and from January 1, 2024 to July 30, 2024 (Predecessor), Legacy Adagio has recognized the interest expense of $19.7 thousand and $46.0 thousand, respectively.

June 2024 Convertible Notes

On June 25, 2024, Legacy Adagio issued to Perceptive PIPE Investor a $2.5 million convertible promissory note that matures upon the termination of the Business Combination Agreement in accordance with its terms. The June 2024 Convertible Notes accrues simple interest at eight percent (8.0%) per annum.

Upon the consummation of the Business Combination, this note was automatically converted into the type of securities that are issued in the PIPE Financing in an amount equal to the then-outstanding principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the PIPE Financing.

For the periods from July 1, 2024 to July 30, 2024 (Predecessor) and from January 1, 2024 to July 30, 2024 (Predecessor), Legacy Adagio has recognized the interest expense of $16.4 thousand and $19.2 thousand, respectively.

July 2024 Convertible Notes

On July 23, 2024, Legacy Adagio issued a $1.0 million convertible promissory note to Perceptive PIPE Investor that matures upon the termination of the Business Combination Agreement in accordance with its terms. It accrues simple interest at eight percent (8.0%) per annum.

Upon the consummation of the Business Combination, this note was automatically converted into the type of securities that are issued in the PIPE Financing in an amount equal to the then-outstanding principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the PIPE Financing.

For the periods from July 1, 2024 to July 30, 2024 (Predecessor), Legacy Adagio has recognized the interest expense of $1.3 thousand.

Pursuant to the Business Combination Agreement, the outstanding $29.5 million principal along with the accrued but unpaid interest of the Bridge Financing Notes, was converted in exchange for 4,372,607 shares of the Company’s Common Stock and 3,540,000 Base Warrants as part of the PIPE Financing.

February 2024 Convertible Notes (Predecessor)

On February 13, 2024, the Legacy Adagio issued to Perceptive PIPE Investor a principal of $7.0 million convertible promissory note that matures upon the termination of the Business Combination Agreement in accordance with its terms. The February 2024 Convertible Notes accrues simple interest at eight percent (8.0%) per annum.

Upon the consummation of the Business Combination, the February 2024 Convertible Notes was automatically transferred to the Company in connection with the issuance of the Convertible Securities Notes to Perceptive PIPE Investor, pursuant to, and in accordance with, the note purchase agreement and the Convertible Security Subscription Agreement (as defined below), dated February 13, 2024, by and among the Company, ARYA, Legacy Adagio and Perceptive PIPE Investor. Any interest accrued on the principal amount of the February 2024 Convertible Notes will be forfeited in connection with the transfer of the notes to the Company.

For the periods from July 1, 2024 to July 30, 2024 (Predecessor) and from January 1, 2024 to July 30, 2024 (Predecessor), Legacy Adagio has recognized the interest expense of $46.0 thousand and $0.3 million, respectively.

On the Closing Date, the $7.0 million of February 2024 Convertible Notes were converted into $7.0 million Convertible Securities Notes and 525,000 Convert Warrants.

SVB Term Loan (Predecessor)

On February 3, 2023, Legacy Adagio entered into an agreement to obtain an initial term loan advance of $3.0 million and a right to issue a subsequent term loan advance of $2.0 million pursuant to the LSA. The loans mature on January 1, 2025 and Legacy Adagio must make monthly payments at a floating rate per annum equal to the greater of (1) seven percent (7.0%) and (2) the market prime rate plus one and one half of one percent (1.5%).

In connection with the issuance of the SVB Term Loan, Legacy Adagio issued liability - classified warrants with a fair value of $28.5 thousand to purchase 32,720 shares of common stock of Legacy Adagio (“Initial Warrants”), and a contingent right, with a fair value of $7.1 thousand, to obtain an additional 16,360 shares of the common stock (“Additional Warrants”) upon the nonoccurrence of the Interest Only Milestone. The Interest Only Milestone (“Milestone”) refers to a specific condition that is met on or before April 30, 2023. To satisfy this Milestone, Legacy Adagio must ensure that no event of default has occurred. If this condition is met, Legacy Adagio must provide SVB (i) the intent for the sale of all capital stock of Legacy Adagio, or (ii) an executed term sheet for a priced equity financing of at least $40.0 million from the sale of Legacy Adagio’s capital stock.

The initial recognition of the warrant liabilities and the contingent right resulted in a discount of $35.6 thousand to the SVB Term Loan. The discount is being amortized to interest expense over the term of the LSA.

As of December 31, 2023, the outstanding principal of SVB Term Loan was $1.9 million and the unamortized debt discount was $19.4 thousand.

For the periods from July 1, 2024 to July 30, 2024 (Predecessor), from January 1, 2024 to July 30, 2024 (Predecessor), and the three and nine months ended September 30, 2023 (Predecessor), Legacy Adagio has recognized the interest expense was $9.0 thousand, $87.3 thousand, $66.5 thousand, and $0.2 million, respectively.

Prior to the Closing, the existing SVB Term Loan of Legacy Adagio has a net balance of $1.0 million, including $1.0 million of principal and accrued interest, and an unamortized debt discount of $9.7 thousand. The unpaid principal and accrued interest were carried as assumed liabilities to the Company and paid at the Closing.

Convertible Securities Notes (Successor)

In connection with the execution of the Business Combination Agreement, Convert Investors executed the Convertible Security Subscription Agreement dated February 13, 2024, which was amended on June 20, 2024, with ListCo. In accordance with the agreement, ListCo issued on the Closing Date to the Convert Investors $20.0 million of Convertible Securities Notes and 1,500,000 Convert Warrants.

The total of $20.0 million Convertible Securities Notes will be convertible into shares of the Company’s Common Stock at a conversion price of $10.00 per share, subject to adjustment per the terms of the agreement. In the event of default, the Company may irrevocably elect in the event of default notice to permit the holder to effect alternate conversion, for which the conversion calculation and price are specified in the agreement.

The total of 1,500,000 Convert Warrants, each of which will be exercisable on a cashless basis or for one share of the Company’s Common Stock at $24.00 per share, subject to adjustment. The Convertible Securities Notes have a maturity of three years and nine months after the Closing and interest will be payable in cash or compound as additional principal outstanding which accrues on a quarterly basis.

The conversion of the February 2024 Convertible Notes was carried out on the same terms as the other Convert Investors executing the Convertible Security Subscription Agreement.

For the periods from July 31, 2024 to September 30, 2024 (Successor), the Company has recognized interest expense of $0.4 million.

Note 10 - Warrants

SVB Warrants (Predecessor)

On February 3, 2023, in conjunction with the LSA, the Legacy Adagio issued Initial Warrants to purchase 32,720 shares of common stock of the Company, and a contingent right to obtain an additional 16,360 shares of the common stock upon the non-occurrence of the Interest Only Milestone as mentioned above. The Additional Warrants are subject to the same terms as the Initial Warrants (collectively “SVB Warrants”).

The exercise price of the SVB Warrants is $7.97 per share. The warrants are fully exercisable and will expire on February 3, 2033.

The SVB Warrants were terminated prior to the consummation of the Business Combination as the fair market value of Legacy Adagio common stock is lower than the exercise price of the SVB Warrants before the Closing.

Series E Pre-funded Warrants (Predecessor)

On June 25, 2024, in conjunction with the Series E Preferred Stock exchange agreement (refer to Note 13-Mezzanine Equity and Stockholders’ Equity (Deficit)), Legacy Adagio issued to a certain investor 207,902 shares of pre-funded warrants to purchase 207,902 shares of Series E Preferred Stock, in exchange of the investor’s existing holding of 207,902 shares of Series E Preferred Stock.

The exercise price of the pre-funded warrants is $0.001 per share. The pre-funded warrants are exercisable, at the option of the holder, on any day on or after the issuance date, in whole or in part. As an alternative to immediate cash payment, the investor may elect to exercise the pre-funded warrant through a cashless exercise.

Upon the consummation of the Business Combination, the 207,902 Series E Pre-funded Warrants were converted in exchange for 34,680 shares of the Company’s Common Stock.

Convert Warrants (Successor)

As mentioned in Note 9- Debt, the Company issued $20.0 million of Convertible Securities Notes and 1,500,000 Convert Warrants at the Closing. Each of the Convert Warrants is exercisable on a cashless basis or for one share of the Company’s Common Stock at an exercise price of $24.00 per share, subject to adjustment. The Convert Warrants expire on the seventh anniversary from the issuance date.

PIPE Pre-funded Warrants (Successor)

The Company issued 670,000 PIPE Pre-funded Warrants, along with 681,111 shares of the Company’s Common Shares and 1,140,000 Base Warrants to certain Other PIPE Investor in exchange for cash proceeds of $9.5 million in PIPE Financing.

As set forth in the agreement of the PIPE Pre-Funded Warrants, the PIPE Pre-Funded Warrants are exercisable on a cashless basis or on a gross basis for one share of the Company’s Common Stock at an exercise price of $0.01 per share, subject to adjustments. The Company may be required to cash settle the PIPE Pre-funded Warrants when it fails to timely deliver shares to the holder who exercises the PIPE Pre-funded Warrants or upon the occurrence of a fundamental transaction. The PIPE Pre-funded Warrants expires when it is exercised in full.

PIPE Base Warrants (Successor)

On the Closing Date, the Company issued 3,540,000 Base Warrants along with 4,372,607 shares of the Company’s Common Shares to settle the outstanding principal and accrued interest of the Bridge Financing Notes.

The Company also issued 3,345,069 Base Warrants along with 3,287,018 shares of the Company’s Common Stock and 670,000 PIPE Pre-Funded Warrants to PIPE Investors for cash proceeds received in PIPE Financing.

Further, in connection with the non-redemption agreements entered with certain Other PIPE Investors holding 468,941 shares of ARYA’s Class A ordinary shares, the Company issued 643,658 units of Base Warrants along with 761,229 shares of the Company’s Common stock in exchange for the non-redeemable 468,941 shares of ARYA’s Class A ordinary shares.

The Base Warrants can be exercised to the Company’s Common Stock at any time during the period from the issuance date to the expiration date which is the fifth anniversary from the date of issuance. The warrants can be exercised on a gross or net basis at an exercise price of $10 per share.

The Base Warrants were fair valued at $2.41 per unit on the date of issuance based on the assumptions including (i) the value of the Company’s Common Stock is $6.64 per share; (ii) a risk-free rate at 3.93%; (iii) zero dividend yield; (iv) the common stock volatility at 84.0% and a volatility haircut of 10%; (v) the remaining term is five years.

According to the ASC 815, it is determined that the Base Warrants associated with the PIPE Financing are indexed to the Company’s Common Stock under and are accounted for as equity, which is initially measured at fair value. The Base Warrants are classified as equity in the financial statements because they meet the ASC 815-40 indexation guidance. Specifically, 1) the Base Warrants can be exercised at any time during the exercise period without contingencies; 2) the Base Warrants can be settled in a fixed number of shares upon exercise with any adjustments, such as antidilution and alternative issuance adjustments, consistent with ASC 815 guidance, which does not preclude equity classification. Additionally, the Company has sufficient authorized shares available to settle the Base Warrants, and all the adjustments are in the control of the Company, further supporting the equity classification.

Note 11 - Operating Leases

The Company leases distribution and research and development facilities as well as sub-leases office and manufacturing space from third parties and related parties (refer to Note 17- Related Party Transactions) under its operating leases. The leases have expirations ranging from March 2024 to June 2026, some of which include rent escalations or an option to extend the lease for up to three years per renewal. The exercise of lease renewal options is at the sole discretion of the Company. Where leases contain an option to renew, any period beyond the option date is only included as part of the lease term if the Company is reasonably certain to exercise the option.

As of September 30, 2024 and December 31, 2023, the Company does not have any finance or short-term leases and has not entered into leases which have not yet commenced that would entitle the Company to significant rights or create additional obligations during the periods as of September 30, 2024 and December 31, 2023.

The following table summarizes quantitative information of the Company’s operating leases for the periods from January 1, 2024 to July 30, 2024 (Predecessor), from July 31, 2024 to September 30, 2024 (Successor), and the nine months ended September 30, 2023 (Predecessor):

	Nine months ended September 30,
	2024		2023
	Predecessor	Successor	Predecessor
In thousands, unaudited	January 1 to July 30	July 31 to September 30	January 1 to September 30
Operating cash flows paid for operating leases	$108	$25	$133
Weighted average remaining lease term (years)	1.7	1.6	1.7
Weighted average discount rate	8%	8%	8%

Operating lease cost was $0.1 million, $33.0 thousand, and $0.2 million for the periods from January 1, 2024 to July 30, 2024 (Predecessor), from July 31, 2024 to September 30, 2024 (Successor), and the nine months ended September 30, 2023 (Predecessor), respectively. There has been no variable lease cost for the periods from January 1, 2024 to July 30, 2024 (Predecessor), from July 31, 2024 to September 30, 2024 (Successor) and the nine months ended September 30, 2023 (Predecessor).

Operating lease cost was $17.0 thousand, $33.0 thousand, and $57.0 thousand for the periods from July 1, 2024 to July 30, 2024 (Predecessor), from July 31, 2024 to September 30, 2024 (Successor) and the three months ended September 30, 2023 (Predecessor).

The following table presents the future minimum payments under the non-cancelable operating leases as of September 30, 2024 (in thousands):

Three months ending December 31, 2024	$39
Year ending December 31, 2025	154
Year ending December 31, 2026	48
Total undiscounted future cash flows	241
Less: imputed interest	(14)
Total operating lease liability	$227

Note 12 - Commitments and Contingencies

Litigation

The Company is not currently party to any legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings, if any.

Note 13 - Mezzanine Equity and Stockholders’ Equity (Deficit)

Authorized Shares (Predecessor)

The Legacy Adagio’s Amended and Restated Articles of Incorporation authorize the issuance of two classes of stock designated as common and preferred stock, each having a par value of $0.001 per share. The number of shares authorized as of July 30, 2024 is 11,534,892 consisting of 6,594,946 shares of common stock and 4,939,946 shares of preferred stock, designated as Series A, Series B, Series C, Series D, and Series E preferred stock in the amounts included in the table below.

Convertible Preferred Stock (Predecessor)

Legacy Adagio classifies convertible preferred stock as temporary equity on the accompanying condensed consolidated balance sheets, as all such preferred stock is redeemable either at the option of the holder or upon an event outside the control of Legacy Adagio. The requirements of a deemed liquidation event, as defined within its amended and restated certificate of incorporation filed in November 2020, are not entirely within Legacy Adagio’s control. In the event of such a deemed liquidation event, the proceeds from the event are distributed in accordance with the liquidation preferences, provided that the holders of preferred stock have not converted their shares into common stock. Legacy Adagio records the issuance of preferred stock at the issuance price less related issuance costs. Legacy Adagio has not adjusted the carrying value of outstanding preferred stock to its liquidation preference because a deemed liquidation event is not probable of occurring as of the end of the reporting period.

During the periods from January 1, 2024 to July 30, 2024 (Predecessor), the following transactions have been executed:

•On June 25, 2024, 207,902 shares of Series E Preferred Stock were extinguished and exchanged for 207,902 shares of pre-funded warrants to purchase Series E Preferred Stock. See Note 10- Warrants for additional information regarding the Series E Pre-funded Warrants. The difference between the carrying value of the extinguished Series E Preferred Stock and the fair value of the issued Series E Pre-funded Warrants is recorded in additional paid-in capital.

On the Closing Date, the Legacy Adagio’s 4,732,044 convertible preferred stocks were converted into shares of Legacy Adagio common stock on a one-to-one basis prior to Adagio Merger Effective Time and then converted into 789,337 shares of the Company’s Common Stock and additional paid in capital at the Closing based on the exchange ratio set forth in the Business Combination Agreement.

There were no preferred stock transactions during the year ended December 31, 2023 (Predecessor).

The following table summarizes information related to issuance of the Company’s preferred stock as of December 31, 2023 (Predecessor) (in thousands, except share data):

Preferred Stock Class	Number of Shares Authorized	Shares Issued and Outstanding	Carrying Value (1)	Conversion Price Per Share	Number of Common Stock Equivalent Shares	Liquidation Preference
Series A	270,856	270,856	$2,500	$9.23	270,856	$2,500
Series B	815,730	815,730	10,626	13.04	815,730	10,637
Series C	981,596	981,596	15,988	16.30	981,596	16,000
Series D	992,064	992,064	19,990	20.16	992,064	20,000
Series E	1,879,700	1,879,700	42,365	22.61	1,879,700	42,500
	4,939,946	4,939,946	$91,469		4,939,946	$91,637

(1)The carrying value reflects the gross proceeds received from the sale of the preferred stock less issuance costs.

The relative rights, terms, privileges, and restrictions granted to or imposed upon preferred stockholders are described below:

Preferred Stock - Dividends

Prior and in preference to any declaration or payment of any dividends to the holders of common stock, the holders of preferred stock shall be entitled to receive dividends out of any assets legally available therefor, at the rate of eight percent (8%) of the original issue price per share per annum. The original issue price of Series A, Series B, Series C, Series D, and Series E is $9.23, $13.04, $16.30, $20.16, and $22.61, respectively. The dividends shall not be cumulative.

In the event that the dividend amount declared by the Board of Directors of Legacy Adagio is insufficient to permit payment of the full aforesaid dividends, such dividends will be paid ratably to each holder of preferred stock in proportion to the dividend amounts to which each holder of preferred stock is entitled. After payment of the full amount of the aforesaid dividends, any additional dividends declared shall be distributed to the holder of common stock and preferred stock in proportion to the number of shares of common stock that would be held by such holder on an as-converted to common stock basis.

No dividends on preferred stock or common stock have been declared by the Board of Directors as of December 31, 2023 (Predecessor) or as of the Closing date.

Liquidation Preference

In the event of liquidation of Legacy Adagio, including a merger, acquisition, or sale of all or substantially all the assets of Legacy Adagio, holders of preferred stock are entitled to receive an amount equal to the original issue price of each share of preferred stock held plus any dividends declared but not yet paid, prior to any distribution of assets or surplus funds of Legacy Adagio to common stock shareholders. After payment has been made to the holders of the preferred stock of the full amounts to which they are entitled as noted above, the remaining assets would be distributed among the holders of the common stock pro rata based on the number of shares of common stock held by each holder.

If, at the time of liquidation, the assets are insufficient to permit full payment of the liquidation preferences of the series listed in the order above, the assets must be distributed ratably among the holders of the series in proportion to the full preferential amount each such holder is otherwise entitled to receive in respect to such shares.

Voting Rights

So long as the shares of preferred stock that are convertible into at least 1,000,000 shares of common stock (subject to appropriate adjustment in the event of any stock dividends, stock split, combination or other similar recapitalization with respect to the common stock) are issued and outstanding, the holders of preferred stock, voting as a separate class on an as-converted to common stock basis, shall have the right to elect four members of the Board of Directors of Legacy Adagio. The holders of common stock, voting as a separate class, shall have the right to elect one member of the Board of Directors. The remaining directors shall be elected by the holders of the common stock and the preferred stock, voting together as a single class on an as-converted to common stock basis.

On all other matters, the holders of the preferred stock shall have full voting rights and powers equal to the voting rights and powers of the holders of common stock.

Fractional votes by the holders of preferred stock shall not be permitted and any fractional voting rights shall be rounded to the nearest whole number.

Conversion Rights

Each share of preferred stock shall be convertible, at the option of the holder, into shares of common stock without the payment of any additional consideration. The preferred stock shall be convertible into the number of fully paid and nonassessable shares of common stock which results from dividing the conversion price per share in effect for the preferred stock at the time of conversion into the per share conversion value. The initial per share conversion price of Series A, Series B, Series C, Series D, and Series E is $9.23, $13.04, $16.30, $20.16, and $22.61, respectively. The initial conversion price is subject to adjustment for antidilution provisions, as defined. The per share conversion value of Series A, Series B, Series C, Series D, and Series E is $9.23, $13.04, $16.30, $20.16, and $22.61, respectively.

Each share of preferred stock shall automatically be converted into shares of common stock at the then effective conversion rate immediately upon the earlier of (i) the election of the holders of a majority of the outstanding shares of preferred stock, voting as a separate class on an as-converted to common stock basis, or (ii) the closing of the sale of the Legacy Adagio common stock in a firm commitment, underwritten public offering registered under the Securities Act of 1933, as amended, with aggregate offering proceeds to Legacy Adagio (before deduction for underwriters’ discounts and expenses relating to the issuance) of at least $75 million and a public offering price per share equal to at least $67.83 (subject to adjustments for stock dividends, splits, combinations and similar events).

Protective Provisions

So long as there are at least 1,000,000 shares of preferred stock outstanding, Legacy Adagio shall not (by merger, reclassification, amendment or otherwise), without first obtaining the approval of the holders of at least seventy percent (70%) of the then outstanding shares of preferred stock, voting separately as a class, to, among other things: (i) amend the certificate of incorporation or bylaws; (ii) adversely alter or change the rights, preferences or privileges of the preferred stock; (iii) increase or decrease the aggregate number of authorized shares of any class of the capital stock of Legacy Adagio.

So long as shares of Series E preferred stock that are convertible into at least 500,000 shares of common stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the common stock) are issued and outstanding, Legacy Adagio shall not directly or indirectly (by merger, reclassification, amendment or otherwise), without first obtaining the approval of the holders of at least a majority of the voting power of the then outstanding shares of Series E preferred stock, voting separately as a class, to, among other things: (i) amend, alter, repeal or waive any provision of the certificate of incorporation or bylaws of Legacy Adagio in a manner that adversely affects the holders of the Series E preferred stock in a manner different from any other series of preferred stock; (ii) create or authorize the creation of or issue any other security convertible into to exercisable for any equity security having rights, preferences or privileges senior to the Series E preferred stock; (iii) increase or decrease the authorized number of shares of Series E preferred stock.

Common Stock (Predecessor)

Each share of common stock is entitled to one vote. As of December 31, 2023 (Predecessor), Legacy Adagio authorized to issue up to 6,594,946 of common stock at a par value of $0.001 per share out of which 786,510 shares issued and 779,908 shares outstanding.

On the Closing Date, as explained in Note 3- Forward Merger, each share of Legacy Adagio issued and outstanding prior to the Closing Date was converted into the Company’s Common Stock based on exchange ratio set forth in the Business Combination Agreement.

Common Stock (Successor)

As of September 30, 2024 (Successor), the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 210,000,000 of common stock at a par value of $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2024 (Successor), 14,535,136 shares were issued and outstanding, including 1,147,500 Sponsor Earnout (as defined below).

In September 2024, the Company issued 1,147,500 shares of the Company’s Common Stock (such issuance, the “Sponsor Earnout”) to the AYRA Sponsor under the Sponsor Letter Agreement dated February 13, 2024 (“the Sponsor Letter Agreement”). Pursuant to the agreement, the Sponsor Earnout shall be unvested and vests upon the earlier of: i) During the period from the effective time to the 10th anniversary of the Closing Date (the “Earn-Out Period”), the stock price of the Company’s Common Stock equals to or exceeds $24.00 per share (the “Trigger Price”) for any 20 trading days within any 30 trading day period from and after the Closing Date (the “Earn-Out Target”), and ii) immediately prior to the consummation of a company sale during the Earn-Out Period.

As of the reporting date, the vesting of the Sponsor Earnout was not considered probable.

According to ASC 815, it is determined that the Sponsor Earnout is indexed to the Company’s Common Stock and classified as equity and is initially measured at fair value and not subsequently remeasured. The Sponsor Earnout vests when the Company’s stock price meets a stated price or there is a company sale during the earnout period. Upon meeting either vesting condition, the same number of the Company’s Common Stock would be issued and no longer subject to forfeiture or cancellation. The Sponsor Earnout meets the ASC 815-40 indexation guidance. Specifically, the stated stock price and company sale, as the exercise contingencies, do not preclude equity indexation and there is no variability in the number of shares issuable under the Sponsor Earnout. Additionally, the Sponsor Earnout at the issuance meets the ASC 815-40 equity classification criterion as the Company has sufficient authorized shares available to settle the Sponsor Earnout and all the antidilution adjustments are in the control of the Company.

The holders of the Company’s Common Stock are entitled to receive dividends whenever funds are legally available, when and if declared by the Company’s Board of Directors. As of September 30, 2024 (Successor), no cash dividend has been declared to date. Each share of the Company’s Common Stock is entitled to one vote.

Below table summarizes the number of shares of common stock outstanding immediately following the Closing:

Number of Shares
Contribution from PIPE Financing for cash	3,287,018
Conversion of ARYA convertible promissory notes	355,100
Conversion of ARYA Class A ordinary shares and Class B ordinary shares	2,089,000
Conversion of Class A ordinary shares subject to redemption	123,520
Shares issued in purchase consideration	6,771,769
Additional shares issued and reclassification of Class A ordinary shares subject to non-redemption agreements and open market subscription agreements	761,229
Total	13,387,636

The table below summarizes the Company’s reserved common stock for further issuance as of September 30, 2024 (Successor) and December 31,2023 (Predecessor):

	September 30, 2024	December 31, 2023
	(Successor)	(Predecessor)
Conversion of preferred stock	—	4,939,946
Stock options issued and outstanding under the 2012 and 2022 Plan	—	747,001
Common shares available for future grant under the 2012 and 2022 Plan	—	27,012
Base Warrants	7,528,727	—
PIPE Pre-funded Warrants	670,000	—
Convertible Securities Notes	3,231,327	—
Convert Warrants	1,500,000	—
Company’s Common Stock issuable upon the exercise of outstanding options Legacy Adagio’s equity plans that were assumed in the Business Combination	7,587	—
Common Stock reserved for future issuance under the 2024 Equity Incentive Plan	4,472,592	—
Common Stock reserved for future issuance under the 2024 Key Employee Equity Incentive Plan	3,354,444	—
Common Stock reserved for future issuance under the 2024 Employee Stock Purchase Plan	441,293	—
Common stock reserved for future issuance	21,205,970	5,713,959

Note 14 - Stock-Based Compensation

Predecessor Periods

2012 Stock Incentive Plan

In January 2011, Legacy Adagio’s Board approved the 2012 Stock Incentive Plan (the “2012 Plan”), which permitted grants of Incentive Stock Options (“ISOs”) and Non-statutory Stock Options (“NSOs”) to employees, directors and consultants. The maximum number of shares that can be granted under the 2012 Plan cannot exceed 1,255,000 shares. The 2012 Plan had a maximum 10-year term and as such, terminated in January 2022.

2022 Stock Incentive Plan

In April 2022, the Legacy Adagio’s Board approved, in conjunction with the termination of the 2012 Plan, the 2022 Stock Incentive Plan (the “2022 Plan”), permitting ISOs and NSOs to employees, directors and consultants. The maximum number of shares granted under the 2022 Plan cannot exceed 203,855 plus any shares subject to stock options granted under the 2012 Plan that expired or were otherwise terminated without having been exercised in full, were forfeited, or were repurchased by the Company. The 2022 Plan is intended as the successor to and continuation of the 2012 Plan (thereafter both the 2012 and 2022 Plans are referred to as the “Stock Incentive Plan”).

The Stock Incentive Plan provides a means whereby participants may purchase shares of common stock pursuant to ISOs or NSOs and such persons may be granted shares of common stock for consideration consisting of cash and/or past services rendered to or on behalf of Legacy Adagio. ISOs may only be granted to employees. NSOs and stock purchase rights may be granted to employees and consultants. Generally, options awards only have service conditions that need to be met for the awards to vest, with the exception of grants to two non-employees that had performance obligations that were deemed to be immaterial.

The stock options generally vest over four years and have a ten-year contractual term. The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. As Legacy Adagio lacks company-specific historical and implied volatility information required for valuation, Legacy Adagio estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected life term of ISOs that were granted after 2013 was determined using the “simplified method” provided by the Securities and Exchange Commission in Staff Accounting Bulletins Number 107 and 110. The expected life term of NSOs is determined either by using the “simplified method,” or by calculating the time to expiry from the grant date. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant for time periods approximately equal to the expected term of the award. Expected dividend yield is zero as Legacy Adagio has never paid nor does it expect to pay any cash dividend in the near future.

The following table summarizes stock option activity during the periods from January 1, 2024 to July 30, 2024 (Predecessor):

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Life (years)	(in thousands)
Outstanding, December 31, 2023 (Predecessor)	747,001	$6.17	7.45	$72
Forfeited	(6,592)	4.82	—	—
Options forfeited in connection with the Business Combination	—	—	—
Outstanding, July 30, 2024 (Predecessor)	740,409	$6.18	—	$—
Vested and expected to vest, July 30, 2024 (Predecessor)	—	$—	—	$—
Vested and exercisable, July 30, 2024 (Predecessor)	—	$—	—	$—

There were no stock options exercised during the periods from January 1, 2024 to July 30, 2024 (Predecessor). Certain stock option grants under the Stock Incentive Plan allow the recipient to exercise the options prior to the options becoming fully vested. Under the Stock Incentive Plan, the Company retains the right to repurchase common shares that have been issued upon early exercise of options at the original issue price. Cash received for the early exercise of unvested stock options is initially recorded as a liability. At each reporting date, the vested shares are released to equity.

The fair value of awards vested was $0.3 million during the periods from January 1, 2024 to July 30, 2024 (Predecessor). As of July 30, 2024 prior to the Closing (Predecessor), the total unrecognized compensation cost of $0.4 million was accelerated at the Closing, which was recognized and expensed in accordance with the terms of the 2012 Stock Incentive Plan and the 2022 Stock Incentive Plan.

Upon the consummation of the Business Combination, 45,544 In-the-Money Adagio Options were canceled and extinguished in exchange for 7,587 options to purchase the Company’s Common Stock.

Stock-Based Compensation Expense

The following table summarizes the total stock-based compensation expense for the stock options expense recorded in the unaudited condensed consolidated statements of operations and comprehensive income/(loss) for the periods from January 1, 2024 to July 30, 2024 (Predecessor), July 1 to July 30 (Predecessor), and the three and nine months ended September 30, 2023 (Predecessor) (in thousands):

	2024		2023
	July 1 to July 30	January 1 to July 30	Three months ended September 30	Nine months ended September 30
Selling, general, and administration	$335	$527	$66	$241
Research and development	86	115	60	88
Total stock-based compensation expense	$421	$642	$126	$329

Successor Periods

2024 Equity Incentive Plan

The Board of Directors of the Company adopted the 2024 Equity Incentive Plan on July 26, 2024. The purpose of the plan is to promote the success and enhance the value of the Company by linking the individual interests of the members of the Board, Employees, and Consultants to those of Company stockholders and by providing such individuals with an incentive for outstanding performance to generate superior returns to Company stockholders. The 2024 Equity Incentive Plan authorizes the issuance of up to 4,472,593 shares of the Company’s Common Stock, plus an annual increase on the first day of each year beginning in 2025 and ending in (and including) 2034 equal to the lesser of (A) five percent (5%) of the shares of Common Stock outstanding on a fully diluted basis on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of Company’s Common Stock as determined by the Board or the compensation committee thereof. The Company may grant an option, a stock appreciation right, a restricted stock award, a restricted stock unit award, a performance stock award, a performance stock unit award, or other stock- or cash-based award, or a dividend equivalent award, which may be awarded or granted under the Plan. The awards can be issued to any person who is an employee, a consultant, or a non-employee director.

The Company has not granted any awards under this plan as of September 30, 2024.

2024 Key Employee Equity Incentive Plan

The Board of Directors of the Company adopted the 2024 Key Employee Equity Incentive Plan on July 26, 2024. The purpose of the Plan is to promote the success and enhance the value of the Company by linking the individual interests of key employees of the Company to those of Company stockholders and by providing such individuals with an incentive for outstanding performance to generate superior returns to Company stockholders. The 2024 Key Employee Equity Incentive Plan authorizes the issuance of up to 3,354,444 shares of the Company’s Common Stock. The Company may grant option, a stock appreciation right, a restricted stock award, a restricted stock unit award, a performance stock award, a performance stock unit award, other stock- or cash-based award, or a dividend equivalent award, which may be awarded or granted under the plan. The awards can only be issued to certain individuals as identified in the plan who are an employee, a consultant, or a non-employee director.

The Company has not granted any awards under this plan as of September 30, 2024.

2024 Employee Stock Purchase Plan

The Board of Directors of the Company adopted the 2024 Equity Incentive Plan on July 26, 2024. The 2024 Employee Stock Purchase Plan provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of the Company’s Common Stock. The plan permits the Company to grant a series of purchase rights to eligible employees under an Employee Stock Purchase Plan. The 2024 Employee Stock Purchase Plan authorizes the issuance of up to 441,293 shares of the Company’s Common Stock, plus an annual increase on the first day of each year beginning in 2025 and ending in (and including) 2034 equal to one percent (1%) of the share of common stock outstanding on a fully diluted basis on the last day of the immediately preceding fiscal year, provided that the Board or its compensation committee may reduce the amount of the increase in any particular year.

The Company has not granted any purchase rights under this plan as of September 30, 2024.

The following table summarizes stock option activity during the periods from July 31, 2024 to September 30, 2024 (Successor):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Life (years)	(in thousands)
Outstanding, July 31, 2024 (Successor)	—	$—	—	$—
Options issued as part of the Business Combination	7,587	8.97	—	68
Outstanding, September 30, 2024 (Successor)	7,587	$8.97	—	$68
Options vested, September 30, 2024 (Successor)	7,587	$8.97	—	$68
Options vested and exercisable, September 30, 2024 (Successor)	7,587	$8.97	—	$68

As discussed above, the Company has not granted any options under the 2024 Equity Incentive Plan, the 2024 Key Employee Equity Incentive Plan and the 2024 Employee Stock Purchase Plan.

Note 15 – Earnings Per Share (“EPS”)

Predecessor

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per common share excludes the potential impact of the Company’s convertible preferred stock, common stock warrants, and common stock options because the Company's net losses would cause such shares to be anti-dilutive. Therefore, as the Company recorded net losses in the periods presented, basic and diluted net loss per common share are the same.

	(Predecessor)
	Period from July 1 to July 30, 2024	Period from July 1 to July 30, 2023	Period from January 1 to July 30, 2024	Nine months ending September 30, 2023
Numerator:
Net income (loss) attributable to common stockholders	$(8,235)	$(10,761)	$(21,278)	$(27,969)
Denominator:
Weighted-average shares outstanding used in computing net income (loss) per share attributable to common stockholders - basic and diluted	987,810	760,572	815,854	759,489
Net income (loss) per share attributable to common stockholders - basic and diluted	$(8.34)	$(14.15)	$(26.08)	$(36.83)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would be anti-dilutive:

	(Predecessor)
	As of July 30, 2024	As of September 30, 2023
Convertible preferred stock	4,732,044	4,939,946
Stock options	740,409	755,559
SVB Warrants	-	49,080
Total potentially dilutive securities	5,472,453	5,744,585

Successor

After the Business Combination, the Successor calculated basic EPS and diluted EPS to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considered (i) the Convertible Securities Notes and (ii) the earnout shares subject to vesting conditions to be participating securities as they participate in any distributions declared by the Company. The Company’s Base Warrants and Convert Warrants are considered as non-participating securities, as the holders are not entitled to any shareholder right prior to the exercise of the Base Warrants and the Convert Warrants. As of the reporting date, none of the Base Warrants or the Convert Warrants were exercised to receive the Company’s Common Stock.

Under the two-class method, undistributed earnings allocated to these participating securities were subtracted from net income in determining net income attributable to common stockholders. Net income attributable to common stockholders was not allocated to Convertible Securities Notes as the holders of Convertible Securities Notes did not have a contractual obligation to share in income.

Further, Basic EPS under the two-class method includes the impact of the Company’s PIPE Pre-funded Warrants as the PIPE Pre-funded Warrants are exercisable for only $0.01 per share (i.e., de minimis cash consideration) without an expiration date and not subject to exercise contingencies.

The Company discloses the Diluted EPS under the if-converted method as such diluted EPS is lower than the diluted EPS calculated under the two-class method. The Earn-out shares subject to vesting conditions are not considered in the denominator for the calculation of diluted EPS as the vesting conditions for the Earn-out shares were not met during the successor reporting period.

The following table sets forth the computation of basic earnings per share attributable to common stockholders and the participating securities for the periods presented (in thousands, except share and per share data):

Basic EPS:

	July 31, 2024 to September 30, 2024 (Successor)
	Common Shares	Convertible Securities Notes	Sponsor Earnout
(amounts in thousands, except the per share information)
Numerator:
Net income allocated to each class of participating securities	$2,522	$878	$206
Denominator:
Weighted-average shares outstanding	14,057,636	—	—
Shares issuable to Convertible Securities Notes	—	4,896,978	—
Sponsor Earnout	—	—	1,147,500

Net income per share attributable to each class of participating securities – Basic	$0.18	$0.18	$0.18

The following table sets forth the computation of diluted earnings per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

Diluted EPS:

(amounts in thousands, except the per share information)	July 31, 2024 to September 30, 2024 (Successor)

Numerator:
Net income – Basic	$3,606
Less: Adjustment for fair value changes to convertible securities notes	(3,255)
Net income attributable to common stockholders – Diluted	$351

Denominator:
Weighted-average shares outstanding – Basic	14,057,636
Weighted-average effect of shares issuable to Convertible Securities Notes (if-converted method)	2,000,000
Weighted-average shares outstanding – Diluted	16,057,636

Net income per share attributable to common shares – Diluted (if-converted method)	$0.02

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would be anti-dilutive:

September 30, 2024 (Successor)
Base Warrants	7,528,727
Convert Warrants	1,500,000
Earn-out Shares, subject to vesting conditions	1,147,500
Stock options issued in connection with the Business Combination	7,587
Total potentially dilutive securities	10,183,814

Note 16 - Income Taxes

The Company accounts for income taxes in accordance with ASC 740. Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. The Company currently has a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the periods from January 1, 2024 to July 30, 2024 (Predecessor) and July 31, 2024 to September 30, 2024 (Successor), there was no material change from fiscal year ended December 31, 2023 (Predecessor) in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

For the periods from January 1, 2024 to July 30, 2024 (Predecessor) and July 31, 2024 to September 30, 2024 (Successor), the effective tax rate for the Company’s operations was 0.0%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, losses from the German subsidiary that is subject to different effective tax rates, stock-based compensation, fair value adjustments for convertible notes and warrant liabilities, and a change in the valuation allowance that offset the tax benefit on the current period pre-tax loss.

For the nine months ended September 30, 2023 (Predecessor), the effective tax rate for the Company’s operations was 0.0%.The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, losses from the German subsidiary that is subject to different effective tax rates, stock-based compensation and a change in the valuation allowance that offset the tax benefit on the current period pre-tax loss.

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2019-2023 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2020-2023 remain open.

Note 17 - Related Party Transactions

Shared Services Agreement

During the periods from January 1, 2024 to July 30, 2024 (Predecessor), from July 31, 2024 to September 30, 2024 (Successor), from July 1, 2024 to July 30, 2024 (Predecessor), and the three and nine months ended September 30, 2023 (Predecessor), the Company incurred $0.9 million, $0.2 million, $0.1 million, $0.4 million and $1.0 million, respectively, for finance and accounting services and other general and administrative support services (“Shared Services Agreement”) to Fjord Ventures (“Fjord”), a company owned and operated by the Company’s CEO. The transactions are recorded as selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income (loss).

Laguna Hills Sublease (Predecessor)

In addition to the Shared Services Agreement, Legacy Adagio also sub-leases approximately 4,992 square feet of office and manufacturing space in Laguna Hills, California from Fjord. On March 31, 2024, the sub-lease with Fjord is expired.

During the periods from January 1, 2024 to July 30, 2024 (Predecessor), and the three and nine months ended September 30, 2023, Legacy Adagio incurred $25.5 thousand, $25.5 thousand, $76.4 thousand of lease expense, respectively, under the sub-lease agreement.

Refer to Note 11-Operating Leases for further detail.

October 2022 Convertible Notes (Predecessor)

On October 27, 2022, Legacy Adagio issued a $0.5 million convertible promissory note to Fjordinvest, LLC (“Fjordinvest”), a company owned and operated by the Legacy Adagio’s CEO. On April 4, 2023, November 28, 2023 and February 13, 2024, the October 2022 Convertible Notes were amended. Refer to Note 9-Debt for additional information regarding the October 2022 Convertible Notes.

Convertible Securities Notes (Successor)

In connection with the Business Combination and the Convertible Securities Notes agreement, the Company issued a $7.0 million Convertible Securities Notes to Perceptive PIPE Investor, the controlling party of the Company, in exchange for Perceptive PIPE Investor’s investment in Legacy Adagio in the form of the February 2024 Convertible Notes. Refer to Note 9-Debt for additional information regarding the Convertible Securities Notes.

PIPE Financing (Successor)

In connection with the Business Combination and the PIPE Financing, the Company issued 4,372,607 shares of the Company’s Common Stock and 3,540,000 Base Warrants to Perceptive PIPE Investor, the controlling party of the Company, in exchange for Perceptive PIPE Investor’s investment in Legacy Adagio in the form of Bridge Financing Notes. Refer to Note 9- Debt for additional information regarding the Convertible Securities Notes.

Further, in connection with the PIPE Financing, the Company issued 2,250,352 shares of the Company’s Common Stock and 1,905,069 Base Warrants to Perceptive PIPE Investor, the controlling party of the Company, in exchange for Perceptive PIPE Investor’s additional cash investment of approximately $15.9 million in the Company.

Note 18 - Subsequent Events

The Company evaluates subsequent events and transactions that occurred after the condensed consolidated balance sheet date through the date that the financial statements were issued. During this period, the Company did not identify any subsequent events that would have required adjustment in the condensed consolidated financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Item 2 to “we,” “us,” “ListCo” or the “Company” refer to Adagio Medical Holdings, Inc. and its consolidated subsidiaries at and after the consummation of the Business Combination (as defined below). References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

●	Failure to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably and retain our key employees.
●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;
●	The Company is a medical device company that has incurred net losses in every period to date and expects to continue to incur significant losses as it develops its business;
●	The Company’s growth prospects partially depend on its ability to accelerate the commercialization of its products and to capitalize on market opportunities;
●	The Company’s growth prospects partially depend on its ability to accelerate the commercialization of its products and to capitalize on market opportunities;
●	Even if the Company is able to launch its pipeline portfolio successfully, it may experience material delays in its commercialization program relative to its current expectations;
●	The life sciences technology market is highly competitive. Competitors include new entrants and established companies, many of which have significantly greater resources than the Company. If the Company fails to compete effectively, its business and results of operation and ours will suffer;
●	If the Company is unable to establish manufacturing capacity by itself or with third-party partners in a timely and cost-effective manner, commercialization of its products would be delayed, which would result in lost revenue and harm its and our business;

●	The commercialization of the Company’s products will require the Company to establish relationships and successfully collaborate with leading life science companies and research institutions;
●	If the Company is unable to establish an effective network for commercialization, including effective distribution channels and sales and marketing functions, it may adversely affect its and our business, financial condition, results of operations, and prospects;
●	The Company’s operating results may fluctuate significantly in the future, which makes its and our future operating results difficult to predict and could cause its and our operating results to fall below expectations or any guidance the Company and/or we may provide;
●	There is no assurance that the Company will be able to execute on its business model, including achieving market acceptance of its products;
●	The success of the Company’s products depends upon appropriate physician training, practice and patient selection;
●	Even if the Company’s products are commercialized and achieve broad scientific and market acceptance, if the Company fails to improve them or introduce compelling new products, its revenue and its prospects, and our revenue and our prospects, could be harmed;
●	The size of the markets for the Company’s products may be smaller than estimated, limiting the Company’s ability to successfully sell its products;
●	Loss of any third-party suppliers and manufacturers, or any difficulties encountered by these suppliers and manufacturers in the production of the Company’s products;
●	Failure to protect against software or hardware vulnerabilities;
●	Failure to raise additional capital to develop the business development and commercialization plans;
●	Risks related to the unfavorable U.S. or global economic conditions as a result of political instability, natural disasters, or otherwise;
●	The loss of one or more of our executive officers and other key employees;
●	Failure to hire and retain qualified employees;
●	Failure to comply with federal state and local laws and regulations;
●	Inability to maintain the listing of our Common Stock on the Nasdaq Capital Market; and
●	The other risks and uncertainties discussed herein and in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including the Company's Current Report on Form 8-K filed with the SEC on August 6, 2024.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this report. Unless the context otherwise requires, references in this section of the prospectus to “we,” “us,” “Adagio,” and “the Company” refer to the business and operations of Adagio Medical Holdings, Inc and its consolidated subsidiaries following the consummation of the Business Combination. References to “Legacy Adagio” refer to the business and operation of Adagio Medical, Inc. and its consolidated subsidiaries prior to the Closing. “ListCo” refers to Aja HoldCo, Inc., a Delaware corporation, prior to the Closing. ListCo changed its name to "Adagio Medical Holdings, Inc. after the Closing. References to our “management” or our “management team” refer to our officers and directors.

On July 26, 2024, ARYA Sciences Acquisition Corp IV (“ARYA”) held its annual general meeting at which the ARYA shareholders considered and adopted, among other matters, the Business Combination Agreement. On July 31, 2024, the parties to the Business Combination Agreement consummated the Business Combination.

ListCo was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification 805, Business Combinations. Legacy Adagio is the accounting acquiree and predecessor based on an analysis of the criteria outlined in the Accounting Standards Codification 805, Business Combinations. Accordingly, the historical financial statements of Legacy Adagio became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Legacy Adagio prior to the Closing; and (ii) the combined results of the Company following the Closing. The accompanying financial information includes a predecessor period, which includes the periods through July 30, 2024 concurrent with the Business Combination, and the successor period from July 31, 2024 through September 30, 2024. A black-line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the statements to highlight the lack of comparability between these two periods and differentiate the cut-off of these periods.

Overview

We are a developmental stage medical device company focused on the development and commercialization of ablation technologies for the treatment of cardiac arrhythmias, including atrial fibrillation (“AF”), atrial flutter (“AFL”), and ventricular tachycardia (“VT”). Our unique portfolio is based on Ultra-Low Temperature Cryoablation (“ULTC”) and Pulsed-Field Cryoablation (“PFCA”). Our technology is based on the hypothesis that the ability to consistently create durable, contiguous, transmural lesions is a foundation for improving the effectiveness and outcomes of cardiac ablations in both atria and ventricles.

Our product portfolio consists of three product families: iCLAS™ atrial ULTC catheter and accessories, vCLAS™ ventricular ULTC catheter, and Cryopulse™ atrial PFCA catheter and accessories. All of these catheters share the same ULTC cryoablation console. A standalone Pulsed-Field Ablation (PFA) console connected to a cryoablation console for PFCA treatment synchronization is used in conjunction with Cryopulse catheter, subject to future integration for maximum operational flexibility and minimum footprint. We received CE Marking in Europe for our iCLAS™ Cryoablation System in May 2020 and have commercially launched in the EU.

We are continually working towards reaching the next milestone in the development process for our portfolio of technologies. We received CE Marking in Europe for our VT Cryoablation System in March 2024 and have commercially launched in the EU. Key milestones include data readouts, clinical trials, and regulatory and commercialization developments in both the U.S. and European markets. The data readouts for each device are key valuation-driving milestones because investors use this data to understand the efficacy of the procedures. It is expected that favorable readouts will drive additional investment and financing for us at market terms.

We have not launched commercially in the U.S. but are working towards obtaining the necessary regulatory approvals to do so. We have incurred net losses in each year since our inception in 2011. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $13.2 million and $133.6 million, respectively. Our net income (loss) was $3.6 million for the period from July 31, 2024 to September 30, 2024 (Successor), $(21.3) million for the period from January 1, 2024 to July 30, 2024 (Predecessor), and $(28.0) million for the nine months ended September 30, 2023 (Predecessor), respectively. The net cash used in operating activities was $6.4 million, $16.0 million, and $18.6 million, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As of September 30, 2024 and December 31, 2023, we had cash of $28.3 million and $1.4 million, respectively.

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern, which contemplate the realization of assets and liabilities in the normal course of business. We have limited revenue and has experienced recurring operating losses and negative cash flows from operations since its inception and anticipates that it will continue to do so for at least the next several years. These factors raise substantial doubt about the ability to continue as a going concern for the twelve-month period from the date the financial statements were made available. Additionally, management believes our current cash and cash equivalents are not sufficient to fund operations for at least the next 12 months from the issuance date of the condensed consolidated financial statements and therefore there is substantial doubt about our ability to continue as a going concern. See Note 1-Organization and Description of Business in our condensed consolidated financial statements for additional information on the going concern assessment.

The need for additional capital will depend in part on the scope and costs of our development activities. To date, we have not generated any significant revenue from the sale of commercialized products. Our ability to generate product revenue will depend on the successful development and eventual commercialization of our products in the United States and Europe. Until such time, if ever, we expect to finance our operations through the sale of equity or debt, borrowings under credit facilities, or through potential collaborations, other strategic transactions or government and other grants. Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. See the section of the Company's Current Report on Form 8-K filed with the SEC on August 6, 2024 titled “Risk Factors” for additional information.

Description of the Merger

On July 31, 2024 (the “Closing Date”), ARYA Sciences Acquisition Corp IV, a Cayman Islands exempted company (“ARYA”), Aja Holdco, Inc. (“ListCo”), a Delaware corporation and wholly-owned subsidiary of ARYA, Aja Merger Sub 1, a Cayman Islands exempted company and wholly-owned subsidiary of ListCo (“ARYA Merger Sub”), Aja Merger Sub 2, Inc., a Delaware corporation and wholly-owned subsidiary of ListCo (“Company Merger Sub”), and Adagio Medical, Inc., a Delaware corporation (“Legacy Adagio” or the “Predecessor”), consummated the business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated February 13, 2024, by and among the foregoing parties, as amended by the Consent and Amendment No. 1 to Business Combination Agreement, dated as of June 25, 2024, by and between ARYA and Adagio (the “Business Combination Agreement”).

Pursuant to the Business Combination Agreement, on the Closing Date, (i) ARYA Merger Sub merged with and into ARYA (the “ARYA Merger”) and Company Merger Sub merged with and into Legacy Adagio (the “Adagio Merger” and, together with the ARYA Merger, the “Mergers”), with ARYA and Legacy Adagio surviving the Mergers and, after giving effect to such Mergers, each of ARYA and Legacy Adagio becoming a wholly owned subsidiary of ListCo (the time that the ARYA Merger becomes effective being referred to as the “ARYA Merger Effective Time,” the time that the Adagio Merger becomes effective being referred to as the “Adagio Merger Effective Time,” the time after which both Mergers become effective being referred to as the “Closing,” and the date on which the Closing occurs being referred to as the “Closing Date”), (ii) ListCo filed with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation of ListCo, and the board of directors of ListCo approved and adopt amended and restated bylaws of ListCo, and (iii) ListCo changed its name to Adagio Medical Holdings, Inc.

Prior to the annual general meeting, holders of 2,707,555 shares of ARYA’s redeemable Class A ordinary shares exercised their right to redeem such shares for cash at a redemption price of approximately $11.56 per share, for an aggregate redemption amount of approximately $31.3 million.

Upon the consummation of the Business Combination,

a)Each issued and outstanding Class A ordinary share of ARYA, par value $0.0001 per share, were automatically cancelled, extinguished and converted into one share of common stock, par value $0.0001 per share, of the Company (“Company’s Common Stock”).

b)Each issued and outstanding Class B ordinary share of ARYA, par value $0.0001 per share, are automatically cancelled, extinguished and converted into the right to receive one share of the Company’s Common Stock, other than (i) 1,000,000 Class B ordinary shares that are forfeited by the Sponsor, and issued to the PIPE Investors (as defined below), including the Perceptive PIPE Investor (as defined below); (ii) 1,147,500 shares of the Company’s Common Stock issuable to the Sponsor are subject to share trigger price vesting and will vest if, prior to the tenth anniversary of the Closing, the post-closing share price of the Company equals or exceeds $24.00 per share for any 20 trading days within any 30 trading day period (the “Share Trigger Price Vesting”).

c)Each warrant of Legacy Adagio (other than the Series E Pre-funded Warrants) was terminated in accordance with the terms of the applicable warrant agreement.

d)All issued and outstanding convertible promissory notes of Legacy Adagio (excluding the Bridge Financing Notes and the 2024 Bridge Financing Notes, as defined below), including any accrued and unpaid interest thereon, are automatically and fully converted into shares of Legacy Adagio common stock in accordance with the terms of such convertible promissory notes, and such convertible promissory notes are cancelled, satisfied, extinguished, discharged and retired in connection with such conversion.

e)Each share of Legacy Adagio preferred stock, par value $0.001 per share, that is issued and outstanding are automatically converted into shares of Legacy Adagio common stock on a one-to-one basis.

f)All issued and outstanding shares of Legacy Adagio common stock including Series E Pre-funded Warrants that had been issued and outstanding are automatically cancelled and extinguished and converted into shares of the Company’s Common Stock based on the exchange ratio set forth in the Business Combination Agreement.

g)Each issued, outstanding and unexercised option to purchase Legacy Adagio common stock (“Legacy Adagio Option”) had been vested prior to the Closing with an aggregate value that exceeds the aggregate exercise price of such Legacy Adagio Option (each an “In-the-Money Adagio Options”) are cancelled and extinguished in exchange for options to purchase shares of the Company’s Common Stock, and each issued and outstanding Legacy Adagio equity award (other than an In-the-Money Adagio Options) are automatically cancelled and extinguished for no consideration, and each holder thereof will cease to have any rights with respect thereto.

h)$7.0 million of 2024 Bridge Financing Notes is converted into Convertible Securities Notes and Convert Warrants (as defined below).

In connection with the execution of the Business Combination Agreement, ListCo and ARYA entered into Subscription Agreements (the “Initial Subscription Agreements”), with Perceptive Life Sciences Master Fund, Ltd, a Cayman Islands exempted company (the “Perceptive PIPE Investor”) and certain other investors (the “Initial Other PIPE Investors”, and together with the Perceptive PIPE Investor, the “Initial PIPE Investors”). In June 2024, ListCo and ARYA entered into additional Subscription Agreements (the “June Subscription Agreements” and, together with the Initial Subscription Agreements, the “Subscription Agreements”) with certain additional investors, (the “June PIPE Investors”, and together with the Initial Other PIPE Investors, the “Other PIPE Investors”, and the Other PIPE Investors, together with the Perceptive PIPE Investor, the “PIPE Investors”).

Pursuant to the subscription agreements, the PIPE Investors have committed financing valued at $64.5 million (the “PIPE Financing”).

The PIPE Financing included:

(i)Commitments by certain Other PIPE Investors to purchase $2.5 million in Class A shares of ARYA in the open market and not to redeem such shares before the Closing, resulting in the issuance of 355,457 shares of Company’s Common Stock and 299,902 warrants exercisable for shares of the Company’s Common Stock (the “Base Warrants”).

(ii)Commitments by certain Other PIPE Investors that were shareholders of ARYA to not to redeem 247,700 Class A shares of ARYA, resulting in the issuance of 405,772 shares of Company’s Common Stock and 343,756 Base Warrants.

(iii)Agreements to purchase 1,036,666 shares of Company’s Common Stock, 1,440,000 Base Warrants, and 670,000 PIPE Pre-funded Warrants for a cash investment of $12 million in the Company.

(iv)Contribution of total $29.5 million in April 2023 Convertible Notes, November 2023 Convertible Notes, May 2024 Convertible Notes, June 2024 Convertible Notes, and July 2024 convertible Notes (collectively, “Bridge Financing Notes”), and accrued interest of $1.7 million by the Perceptive PIPE Investor.

(v)An additional cash investment of $15.9 million by the Perceptive PIPE Investor.

In return for the investment specified in (iv) and (v) above, the Perceptive PIPE Investor received 6,622,959 shares of Company’s Common Stock and 5,445,069 Base Warrants.

Further, in connection with the execution of the Business Combination Agreement, certain investors (“Convert Investors”) executed a securities purchase agreement, dated February 13, 2024, with ListCo (the “Convertible Security Subscription Agreement”), pursuant to which ListCo issued on the Closing Date to the Convert Investors $20.0 million of 13% senior secured convertible notes (the “Convertible Securities Notes”), which will be convertible into shares of the Company’s Common Stock at a conversion price of $10.00 per share, subject to adjustment, and 1,500,000 warrants (the “Convert Warrants”), each Convert Warrant being exercisable on a cashless basis or for cash at a price of $24.00 per share, subject to adjustment. Such $20.0 million of financing in the form of Convertible Securities Notes includes the conversion of the 2024 Bridge Financing Notes into Convertible Securities Notes and Convert Warrants at Closing, as further described in Note 9-Debt in our condensed consolidated financial statements.

Key Factors Affecting Our Performance

We compete primarily on the basis that our products are designed to enable more physicians to treat more patients more efficiently and effectively. Our continued success depends on our ability to:

•continue to develop innovative, proprietary products that address significant clinical needs in a manner that is safe and effective for patients and easy-to-use for physicians;

•obtain and maintain regulatory clearances or approvals;

•demonstrate safety and effectiveness in our sponsored and third-party clinical trials;

•expand its sales force across key markets to increase physician awareness;

•obtain and maintain coverage and adequate reimbursement for procedures using its products;

•attract and retain skilled research, development, sales and clinical personnel;

•cost-effectively manufacture, market and sell its products; and

•obtain, maintain, enforce and defend our intellectual property rights and operate its business without infringing, misappropriating or otherwise violating the intellectual property rights of others.

Innovation

Our business strategy relies significantly on innovation to develop and introduce new products and to differentiate our products from our competitors. We expect our research and development expenditures to increase as we make additional investments to support our growth strategies. We plan to increase our research and development expenditures with internal initiatives, as well as potentially licensing or acquiring technology from third parties. We also expect expenditures associated with our manufacturing organization to grow over time as production volume increases and we bring new products to market. Our internal and external investments will be focused on initiatives that we believe will offer the greatest opportunity for growth and profitability. With a significant investment in research and development, a strong focus on innovation and a well-managed innovation process, we believe we can continue to innovate and grow.

Regulatory

Our commercial success will depend upon a number of factors, some of which are beyond our control, including the receipt of regulatory clearances, approvals, or authorizations for existing or new product offerings by us, or product enhancements. We must complete additional clinical testing before we can seek regulatory approval in the United States and begin commercialization of our products. After our products are cleared, approved, or authorized, numerous and pervasive regulatory requirements continue to apply. As such, our ability to navigate, obtain and maintain the required regulatory clearances, approvals, or authorizations, as well as comply with other regulatory requirements, for our products will in part drive our results of operations and impact our business.

Investments in Our Growth

In order to generate future growth, we plan to continue to expand and leverage our sales and marketing infrastructure to increase our customer base and grow our business. Identifying and recruiting qualified sales and marketing personnel and training them on our products, applicable federal and state laws and regulations, and on our internal policies and procedures requires significant time, expense and attention. It often takes several months or more before a sales representative is fully trained and productive. Our ability to increase our customer base and achieve broader market acceptance of our products will also depend to a significant extent on our ability to expand our marketing efforts as our plans to dedicate significant resources to our marketing programs.

Competition

Our industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. Our most significant competitors are large, well-capitalized companies. We must continue to successfully compete considering our competitors’ existing and future products and related pricing and their resources to successfully market to the physicians who could use our products. Publications of clinical results by us, our competitors and other third parties can also have a significant influence on whether, and the degree to which, we are able to gain market share and increase utilization of our products.

Reimbursement and Insurance Coverage

In both U.S. and non-U.S. markets, our ability to successfully commercialize and achieve market acceptance of our products depends, in significant part, on the availability of adequate financial coverage and reimbursement from third-party payors, including governmental payors (such as the Medicare and Medicaid programs in the United States), managed care organizations and private health insurers. Third-party payors decide which treatments they will cover and establish reimbursement rates for those treatments. Our products are purchased by hospitals and other providers who will then seek reimbursement from third-party payors for the procedures performed using our products. Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. In certain international markets, a product must be approved for reimbursement before it can be approved for sale in that country. Furthermore, many international markets have government-managed healthcare systems that control reimbursement for new devices and procedures. In most markets there are private insurance systems as well as government-managed systems.

Key Components of Results of Operations

Revenues

We generate product revenue primarily from the sale of the catheters, stylets and warming balloons (“Consumables”) used with our consoles. We sell our products directly to hospitals and medical centers. To a lesser extent, we also generate lease revenue from the implied rental of consoles loaned to customers at no charge. We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Please refer to Note 2-Summary of Significant Accounting Policies in our condensed consolidated financial statements for additional details on our revenue recognition policy. Our revenue is subject to fluctuation due to the foreign currency in which our products are sold.

Costs and Operating Expenses

Cost of Revenue

Cost of revenue includes raw materials, direct labor, manufacturing overhead, shipping and receiving costs and other less significant indirect costs related to the production of our products. Cost of revenue also includes the depreciation expense of consoles loaned to the customers.

Research and Development Expenses

Research and development expenses are expensed when incurred and are related to the development of our product candidates which includes pre-clinical, clinical, quality assurance, and research and development operational activities. These costs consist of:

•salaries, benefits, and other employee-related costs, including stock-based compensation expense for personnel engaged in research and development functions;

•activities associated with clinical trials performed by third parties;

•professional fees;

•equipment, materials, and costs related to product manufacturing; and

•other operational costs including rent and facilities costs, and depreciation.

We do not track research and development expenses by project or product, as we are at an earlier stage in our pre-clinical and clinical development. Management believes that the breakdown of research and development expenses by project or product would be arbitrary and would not provide a meaningful assessment.

Management expects the research and development expenses to increase, as we will incur incremental expenses associated with the product candidates that are currently under development and in pre-clinical and clinical trials. Product candidates in later stages of clinical development generally have higher development costs, primarily due to the increased size and duration of later-stage clinical trials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, and employee-related costs (including stock-based compensation) for personnel in executive, finance and other administrative functions, allocated rent and facilities costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, marketing costs and insurance costs, and transaction costs in connection with the Business Combination. We expense all selling, general and administrative costs as incurred.

Convertible notes fair value adjustment

We recorded the October 2022 Convertible Notes, the April 2023 Convertible Notes, the November 2023 Convertible Notes, the 2024 Bridge Financing Note, the May 2024 Convertible Notes, the June 2024 Convertible Notes, July 2024 Convertible Notes, and Convertible Securities Notes at fair value at issuance and subsequently remeasure them to fair value at each reporting period. The change in fair value of the convertible promissory notes, excluding amounts related to interest, is recorded in “Convertible notes fair value adjustment,” while amounts related to interest are recorded as interest expense in the consolidated statements of operations and comprehensive income (loss).

Warrant liabilities fair value adjustment

We accounted for certain common stock warrants outstanding as warrant liabilities at fair value, determined using the Black-Scholes option pricing model. The liability is subject to re-measurement at each reporting period and any change in fair value is recognized as warrant liabilities fair value adjustment in the condensed consolidated statements of operations and comprehensive income (loss).

Interest expense

Interest expense is primarily incurred from our outstanding debt obligations, including those under the October 2022 Convertible Notes, the April 2023 Convertible Notes, the November 2023 Convertible Notes, the February 2024 Convertible Notes, the May 2024 Convertible Notes, June 2024 Notes, July 2024 Convertible Notes, Convertible Securities Notes , and the SVB Term Loan.

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents, and marketable securities.

Other (expense) income, net

Other (expense) income, net primarily consists of foreign currency unrealized and realized gain / loss, and other income related to research and development (“R&D”) tax credit.

Results of Operations

Comparison for the periods from January 1, 2024 to July 30, 2024 (Predecessor), from July 31, 2024 to September 30, 2024 (Successor), from July 1, 2024 to July 30, 2024 (Predecessor), and from July 31, 2024 to September 30, 2024 (Successor), to the three and nine months ended September 30, 2023 (Predecessor)

The following table sets forth a summary of our results of operations. This information should be read together with our condensed consolidated financial statements and related notes.

	For the three months ended September 30,
	2024		2023
	Successor	Predecessor	Predecessor	Change
	July 31 to September 30	July 1 to July 30	July 1 to September 30	$	%

Revenue	$132	$53	$41	$144	$351%
Cost of revenue and operating expenses:
Cost of revenue	414	157	253	318	126
Research and development	1,217	1,251	4,418	(1,950)	(44)
Selling, general, and administrative	2,926	4,851	4,451	3,326	75
Total cost of revenue and operating expenses	4,557	6,259	9,122	1,694	19
Loss from operations	(4,425)	(6,206)	(9,081)	(1,550)	17
Other income (expense):
Convertible notes fair value adjustment	3,255	(1,907)	(1,051)	2,399	(228)
Warrant liabilities fair value adjustment	4,973	177	(23)	5,173	n.m
Interest expense	(435)	(304)	(485)	(254)	52
Interest income	166	—	2	164	8,200
Other (expense) income, net	72	5	(123)	200	(163)
Total other income (expense), net	8,031	(2,029)	(1,680)	7,682	(457)
Net income (loss)	$3,606	$(8,235)	$(10,761)	$6,132	$(57)
Other comprehensive income (loss):
Foreign currency translation adjustment	(9)	(2)	4	(15)	n.m
Comprehensive income (loss)	$3,597	$(8,237)	$(10,757)	$6,117	$(57)

n.m. = not meaningful

	For the nine months ended September 30,
	2024		2023
	Successor	Predecessor	Predecessor	Change
	July 31 to September 30	January 1 to July 30	January 1 to September 30	$	%

Revenue	$132	$333	$222	$243	$109%
Cost of revenue and operating expenses:
Cost of revenue	414	1,381	972	823	85
Research and development	1,217	7,585	13,625	(4,823)	(35)
Selling, general, and administrative	2,926	13,047	8,234	7,739	94
Total cost of revenue and operating expenses	4,557	22,013	22,831	3,739	16
Loss from operations	(4,425)	(21,680)	(22,609)	(3,496)	15
Other income (expense):
Convertible notes fair value adjustment	3,255	2,059	(4,084)	9,398	(230)
Warrant liabilities fair value adjustment	4,973	191	(83)	5,247	n.m
Interest expense	(435)	(1,818)	(1,082)	(1,171)	108
Interest income	166	3	2	167	n.m
Other (expense) income, net	72	(33)	(113)	152	(135)
Total other income (expense), net	8,031	402	(5,360)	13,793	(257)
Net income (loss)	$3,606	$(21,278)	$(27,969)	$10,297	$(37)
Other comprehensive income (loss):
Foreign currency translation adjustment	(9)	3	(1)	(5)	n.m
Comprehensive income (loss)	$3,597	$(21,275)	$(27,970)	$10,292	$(37)

n.m. = not meaningful

Revenue

Our revenues were $0.1 million and $53.0 thousand for the periods from July 31, 2024 to September 30, 2024 (Successor) and from July 1, 2024 to July 30, 2024 (Predecessor), respectively, and $41.0 thousand for the three months ended September 30, 2023 (Predecessor). The increase of $0.1 million, or 351%, is due to the increase of consumable sales. For the three months ended September 30, 2024, and 2023, revenue was generated only in European markets.

Our revenues were $0.1 million and $0.3 million for the periods from July 31, 2024 to September 30, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), respectively, and $0.2 million for the nine months ended September 30, 2023 (Predecessor). The increase of $0.2 million, or 109%, is due to the increase of consumable sales. For the nine months ended September 30, 2024, and 2023, revenue was generated only in European markets.

Costs of revenue and operating expenses

Cost of revenue

Cost of revenue was $0.4 million and $0.2 million for the period from July 31, 2024 to September 30, 2024 (Successor) and from July 1, 2024 to July 30, 2024 (Predecessor), respectively, and $0.3 million for the three months ended September 30, 2023 (Predecessor). The increase of $0.3 million, or 126%, primarily resulted from a $0.3 million increase in cost of goods sold related to increased sales.

Cost of revenue was $0.4 million and $1.4 million for the period from July 31, 2024 to September 30, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), respectively, and was $1.0 million for the nine months ended September 30, 2023 (Predecessor). The increase of $0.8 million, or 85%, primarily resulted from a $0.4 million increase in cost of goods sold related to increased sales and a $0.4 million increase in the depreciation of consoles.

Research and development expenses

Research and development expenses were $1.2 million and $1.3 million for the period from July 31, 2024 to September 30, 2024 (Successor) and from July 1, 2024 to July 30, 2024 (Predecessor), respectively, and was $4.4 million for the three months ended September 30, 2023. The $2.0 million decrease, or 44%, was primarily related to a $0.5 million decrease in product manufacturing, $0.6 million decrease in clinical trial expense, $0.3 million decrease in animal testing cost, $33.0 thousand decrease in travel costs related to clinical studies, $0.1 million decrease in regulatory fees, $0.2 million decrease in payroll, and $0.1 million decrease in costs related to prototypes and other research and development costs. The decrease in research and development expenses results from Legacy Adagio receiving CE Marking on VT Cryoablation in March 2024.

Research and development expenses were $1.2 million and $7.6 million for the period from July 31, 2024 to September 30, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), respectively, and was $13.6 million for the nine months ended September 30, 2023. The $4.8 million decrease, or 35%, was primarily related to a $1.3 million decrease of manufacturing absorption costs, $1.1 million decrease in product manufacturing, $0.9 million decrease in clinical trial expense, $0.5 million decrease in animal testing cost, $0.3 million decrease in costs related to consulting and prototypes, $0.1 million decrease in travel, and $0.6 million decrease in payroll. The decrease in research and development expenses results from Legacy Adagio receiving CE Marking on VT Cryoablation in March 2024.

The following is a breakdown of our research and development costs by type of expense:

	Three months ended September 30,			Nine months ended September 30,
	2024		2023	2024		2023
	Successor	Predecessor	Predecessor	Successor	Predecessor	Predecessor
	July 31 to September 30	July 1 to July 30	July 1 to September 30	July 31 to September 30	January 1 to July 30	January 1 to September 30
Pre-clinical trial costs and other research and development costs	$568	$265	$1,197	$568	$1,732	$3,093
Clinical trial costs	379	397	1,040	379	2,619	3,918
Quality assurance costs	373	201	843	373	1,764	2,259
Operational costs	(103)	388	1,338	(103)	1,470	4,355
Total research and development expenses	$1,217	$1,251	$4,418	$1,217	$7,585	$13,625

Our clinical trial expenses relate to trials for our iCLAS atrial ULTC catheter and system (CYROCURE-2), iCLAS atrial ULTC catheter and system (iCLAS for PsAF), vCLAS ventricular ULTC catheter (CYROCURE-VT), vCLAS ventricular ULTC catheter (FULCRUM-VT), and PFCA catheter. Clinical trial costs include the expenses spent on clinical trials studies and other related expenses. Quality assurance includes regulatory fees and third-party service fees. Pre-clinical trial costs and other research and development costs includes the expenses resulting from professional fees, prototypes, and animal testing. Operational costs includes the expenses spent on product manufacturing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.9 million and $4.9 million for the period from July 31, 2024 to September 30, 2024 (Successor) and from July 1, 2024 to July 30, 2024 (Predecessor), respectively, and $4.5 million for the three months ended September 30, 2023 (Predecessor). The increase in selling, general and administrative expenses of $3.3 million, or 75%, is primarily due to an increase of $2.4 million in professional fees which include legal and accounting fees related to the transaction costs associated with the Business Combination and an increase in payroll and personnel expense of $0.9 million.

Selling, general and administrative expenses were $2.9 million and $13.0 million for the period from July 31, 2024 to September 30, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), respectively, and $8.2 million for the nine months ended September 30, 2023 (Predecessor). The increase in selling, general and administrative expenses of $7.7 million, or 94%, is primarily due to an increase of $5.7 million in professional fees which include legal and accounting fees related to the transaction costs associated with the Business Combination and an increase in payroll and personnel expense of $1.9 million and an increase in building and maintenance costs of $0.2 million.

Convertible notes fair value adjustment

The convertible notes fair value decreased $3.3 million and increased $1.9 million for the period from July 31, 2024 to September 30, 2024 (Successor) and from July 1, 2024 to July 30, 2024 (Predecessor), respectively, and increased $1.1 million for the three months ended September 30, 2023 (Predecessor). The decrease of $3.3 million for the period from July 31, 2024 to September 30, 2024 (Successor) is due to a decrease in the fair value of the Convertible Securities Notes. The increase of $1.9 million from July 1, 2024 to July 30, 2024 (Predecessor) is related to an increase in the fair value of the April 2023 Convertible Notes, November 2023 Convertible Notes, May 2024 Convertible Notes, June 2024 Convertible Notes, and July 2024 Convertible Notes of $3.3 million, $1.7 million, $0.7 million, $0.6 million, and $0.2 million, respectively. The increases were offset by decreases in the fair value of the October 2022 Convertible notes and February 2023 Notes of $4.6 million and $39.0 thousand, respectively. The increase of $1.1 million for the three months ended September 30, 2023 (Predecessor) is due to a fair value increase of the October 2022 Convertible Notes and the April 2023 Convertible Notes of $0.9 million and $0.1 million, respectively.

The convertible notes fair value decreased $3.3 million and $2.1 million for the period from July 31, 2024 to September 30, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), respectively, and increased $4.1 million for the nine months ended September 30, 2023 (Predecessor). The decrease of $3.3 million for the period from July 31, 2024 to September 30, 2024 (Successor) is due to a decrease in the fair value of the Convertible Securities Notes. The decrease of $2.1 million January 1, 2024 to July 30, 2024 (Predecessor) is related to decreases in the October 2022 Convertible Notes, November 2023 Convertible Notes, and February 2024 Convertible Notes of $4.3 million, $2.4 million, and $0.3 million, respectively. These decreases were offset by increases in the April 2023 Convertible Notes, May 2024 Convertible Notes, June 2024 Convertible Notes, July 2024 Convertible Notes of $3.4 million, $0.7 million, $0.6 million, and $0.2 million, respectively. The increase of $4.1 million for the nine months ended September 30, 2023 (Predecessor) is due to a fair value increase of the October 2022 Convertible Notes and the April 2023 Convertible Notes of $3.9 million and $0.2 million, respectively.

Warrant liabilities fair value adjustment

The warrant liabilities fair value decreased $5.0 million and $0.2 million for the period from July 31, 2024 to September 30, 2024 (Successor) and from July 1, 2024 to July 30, 2024 (Predecessor), respectively, and increased $22.6 thousand for the three months ended September 30, 2023 (Predecessor). The decrease of $5.0 million from July 31, 2024 to September 30, 2024 (Successor) is related to a decrease in the fair value of the PIPE Pre-funded Warrants and the Convert Warrants of $2.7 million and $2.3 million, respectively. The decrease of $0.2 million from July 1, 2024 to July 30, 2024 (Predecessor) is related to a decrease in the fair value of SVB Warrants and Series E Pre-funded Warrants of $63.3 thousand and $0.1 million, respectively. The increase of $22.6 thousand for the three months ended September 30, 2023 (Predecessor) is due to a fair value increase of the SVB Warrants.

The warrant liabilities fair value decreased $5.0 million and $0.2 million for the period from July 31, 2024 to September 30, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), respectively, and increased $82.7 thousand for the nine months ended September 30, 2023 (Predecessor). The decrease of $5.0 million from July 31, 2024 to September 30, 2024 (Successor) is related to a decrease in the fair value of the PIPE Pre-funded Warrants and the Convert Warrants of $2.7 million and $2.3 million, respectively. The decrease of $0.2 million from January 1, 2024 to July 30, 2024 (Predecessor) is related to a decrease in the fair value of SVB Warrants and Series E Pre-funded Warrants of $77.6 thousand and $0.1 million, respectively. The increase of $82.7 thousand for the nine months ended September 30, 2023 (Predecessor) is due to a fair value increase of the SVB Warrants.

Interest expense

Interest expense was $0.4 million and $0.3 million for the period from July 31, 2024 to September 30, 2024 (Successor) and from July 1, 2024 to July 30, 2024 (Predecessor), respectively, and was $0.5 million for the three months ended September 30, 2023 (Predecessor). The increase of $0.3 million, or 52%, was related to additional interest incurred from the convertible promissory notes issued in November 2023, February 2024, May 2024, June 2024, July 2024 Notes, and the Convertible Securities Notes.

Interest expense was $0.4 million and $1.8 million for the period from July 31, 2024 to September 30, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), respectively, and was $1.1 million for the nine months ended September 30, 2023 (Predecessor). The increase of $1.2 million, or 108% was related to additional interest incurred from the convertible promissory notes issued in April 2023, November 2023, February 2024, May 2024, June 2024, July 2024 Notes, and the Convertible Securities Notes .

Interest income

Interest income was $0.2 million and nil for the period from July 31, 2024 to September 30, 2024 (Successor) and from July 1, 2024 to July 30, 2024 (Predecessor), respectively, and was $2.0 thousand for the three months ended September 30, 2023 (Predecessor). The increase in interest income of $0.2 million is primarily due to the increase of cash balances in an asset management account.

Interest income was $0.2 million and $3.0 thousand for the period from July 31, 2024 to September 30, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), respectively, and was $2.0 thousand for the nine months ended September 30, 2023 (Predecessor). The increase in interest income of $0.2 million, is primarily due to the increase of cash balances in an asset management account.

Other income (expense), net

Other income was $72.0 thousand and $5.0 thousand for the period from July 31, 2024 to September 30, 2024 (Successor) and from July 1, 2024 to July 30, 2024 (Predecessor), respectively, compared to other expense of $0.1 million for the three months ended September 30, 2023 (Predecessor). This increase in other income of $0.2 million was primarily attributable to the foreign exchange currency gain of $0.2 million.

Other income was $72.0 thousand and other expense was $33.0 thousand for the period from July 31, 2024 to September 30, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), respectively, compared to other expense of $0.1 million for the nine months ended September 30, 2023 (Predecessor). This net increase in other income of $0.2 million was primarily attributable to the foreign exchange currency gain of $0.2 million.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities, convertible promissory notes and the SVB Term Loan. Since inception we have incurred operating losses and negative cash flows and anticipate continuing to do so for at least the next several years.

As of September 30, 2024 and December 31, 2023, the Successor had cash and cash equivalents of $28.3 million and Predecessor had $1.4 million, respectively. For the period from July 31, 2024 to September 30, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), net income (losses) were $3.6 million and $(21.3) million, respectively, and was $(28.0) million for the nine months ended September 30, 2023 (Predecessor). For the period from July 31, 2024 to September 30, 2024 (Successor), the period from January 1, 2024 to July 30, 2024 (Predecessor), and for the nine months ended September 30, 2023 (Predecessor) net cash used in operating activities was $6.4 million, $16.0 million, and $18.6 million, respectively.

For the twelve months after the issuance date of the financial statements, the Company projects $0.8 million of cash inflows from revenue. The Company does not require significant cash reserve to meet short term and long-term obligations with a balance of approximately $4.4 million for accounts payable, $2.9 million for accrued liabilities, and $0.4 million for other accrued liabilities as of September 30, 2024 (Successor). With the Company currently having a balance of $28.3 million in cash as of September 30, 2024 after the Closing of the Business Combination (refer to the Description of the Merger for additional details), the Company has more than adequate cash reserves to cover its current and non-current liabilities.

Future Funding Requirements

In the future, we may need to raise additional funds through the issuance of debt and/or equity securities or otherwise. Until such time, if ever, that we can generate revenue sufficient to achieve profitability, we expect to finance our operations through equity or debt financings, which may not be available to us on the timing needed or on terms that we deem to be favorable. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we are unable to maintain sufficient financial resources, our business, financial condition and results of operations will be materially and adversely affected. We may be required to delay, limit, reduce or terminate our product discovery and development activities or future commercialization efforts.

Our future liquidity and capital funding requirements will depend on numerous factors, including:

•our revenue growth;

•our research and development efforts;

•our sales and marketing activities;

•our ability to raise additional funds to finance our operations;

•the outcome, costs and timing of any clinical trial results for our current or future products;

•the emergence and effect of competing or complementary products;

•the availability and amount of reimbursement for procedures using our products;

•our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	our ability to retain our current employees and the need and ability to hire additional management and sales, scientific and medical personnel;

•the terms and timing of any collaborative, licensing or other arrangements that we have or may establish;

•debt service requirements; and

•the extent to which we acquire or invest in businesses, products or technologies;

Our primary uses of capital are, and we expect will continue to be, investment in our commercial organization and related expenses, clinical research and development services, and related supplies, legal and other regulatory expenses, general administrative costs and working capital.

See the section titled “Risk Factors” of the Company's Current Report on Form 8-K filed with the SEC on August 6, 2024 for additional risks associated with our substantial capital requirements.

Debt Obligations (Predecessor)

October 2022 Convertible Notes

In October 2022, we entered into a Note Purchase Agreement with investors for the issuance and sale of convertible promissory notes (the “October 2022 Convertible Notes”) with an aggregate principal amount of $9.5 million at an interest rate of eight percent (8.0%) per year. The October 2022 Convertible Notes had an original maturity date of October 27, 2023, which was subsequently extended to the latest of (i) January 5, 2024, (ii) termination of agreements between Legacy Adagio and ARYA in connection with a non-binding summary of certain proposed terms and conditions of the Business Combination, or (iii) the termination or lapse of the exclusivity period as defined in the non-binding term sheet as mentioned above.

The October 2022 Convertible Notes were also amended to be subordinate to the April 2023 Convertible Notes (as described below) and provide for the conversion of all principal and accrued interest in respect of all the October 2022 Convertible Notes into shares of Series E Preferred Stock of Legacy Adagio in connection with the Business Combination. (refer to Note 9-Debt in our condensed consolidated financial statements for additional details).

In November 2023 and February 2024, the October 2022 Convertible Notes were further amended to also subordinate the November 2023 Convertible Notes and the 2024 Bridge Financing Note. Upon the consummation of the Business Combination, all principal and accrued interest in respect of the October 2022 Convertible Notes were converted into shares of Legacy Adagio Common Stock when multiplied by the exchange ratio applicable to the Legacy Adagio Common Stock in the Business Combination, which entitled the holder of this note to receive a number of shares of the same class of common stock that were issued in the PIPE Financing equal to the then outstanding principal amount and any accrued and unpaid interest under this note, divided by 75% of the effective price of each share of common stock sold in the PIPE Financing. Further, on the Closing Date, Legacy Adagio common stocks were converted to the Company’s Common Stock based on the exchange ratio set forth in the Business Combination Agreement.

Upon the consummation of the Business Combination, the October 2022 Convertible Notes automatically converted into 1,444,899 shares of the Company’s Common Stock.

Bridge Financing Notes

April 2023 Convertible Notes

In April 2023, we issued a $5.0 million convertible promissory note that would mature on the latest of (i) January 5, 2024, (ii) termination of agreements between Legacy Adagio and ARYA in connection with the Business Combination, or (iii) the termination or lapse of the exclusivity period as defined in the non-binding term sheet as mentioned above, and accrued simple interest at eight percent (8.0%) per annum. Additionally, we obtained the right to issue up to $10.0 million in additional convertible promissory notes available beginning one month after April 4, 2023 through the occurrence of an ARYA stockholder vote with regard to the Business Combination.

In November 2023, the April 2023 Notes were amended to align certain terms to the November 2023 Notes (refer to Note 9-Debt in our condensed consolidated financial statements for the periods ended September 30, 2024, and December 31, 2023, for additional details).

November 2023 Convertible Notes

On November 28, 2023, Legacy Adagio issued to Perceptive Life Sciences Master Fund, Ltd. (the “Perceptive PIPE Investor”), a $2.0 million convertible promissory note that would mature on the latest of (i) January 5, 2024, (ii) termination of agreements between Legacy Adagio and ARYA in connection with a non-binding summary of the Business Combination, or (iii) the termination or lapse of the exclusivity period as defined in the non-binding term sheet as mentioned above (the “November 2023 Notes”). The November 2023 Notes accrued simple interest at eight percent (8.0%) per annum. Additionally, Legacy Adagio obtained the right to issue up to $6.0 million of Delayed Draw Commitment available beginning one month after November 28, 2023, through the occurrence of an ARYA stockholder vote with regard to the Business Combination.

In December 2023, the November 2023 Notes were amended to permit the issuance of a Delayed Draw Commitment in the original amount of $6.0 million. On December 13, 2023, and December 28, 2023, Legacy Adagio drew the principal amount of $1.0 million and $2.0 million, respectively. As of September 30, 2024, Legacy Adagio drew the remaining principal amount of $3.0 million. The combined $6.0 million convertible promissory notes were issued pursuant to the clause and terms in the November 2023 Notes agreement (refer to Note 9- Debt in our condensed consolidated financial statements for additional details).

May 2024 Convertible Notes

On May 21, 2024, Legacy Adagio issued a $3.0 million convertible promissory note (“May 2024 Notes”) to Perceptive PIPE Investor that matures upon the termination of the Business Combination Agreement in accordance with its terms. It accrues simple interest at eight percent (8.0%) per annum.

June 2024 Notes

On June 25, 2024, Legacy Adagio issued a $2.5 million convertible promissory note (“June 2024 Notes”) to Perceptive PIPE Investor that matures upon the termination of the Business Combination Agreement in accordance with its terms. It accrues simple interest at eight percent (8.0%) per annum.

July 2024 Notes

On July 23, 2024, Legacy Adagio issued a $1.0 million convertible promissory note (“July 2024 Notes”) to Perceptive PIPE Investor that matures upon the termination of the Business Combination Agreement in accordance with its terms. It accrues simple interest at eight percent (8.0%) per annum.

Pursuant to the Business Combination Agreement, the outstanding $29.5 million principal along with the accrued but unpaid interest of the Bridge Financing Notes, was converted in exchange for 4,372,607 shares of the Company’s Common Stock and 3,540,000 Base Warrants as part of the PIPE Financing.

February 2024 Convertible Notes

On February 13, 2024, the Legacy Adagio issued to Perceptive PIPE Investor a principal of $7.0 million convertible promissory note that matures upon the termination of the Business Combination Agreement in accordance with its terms. The February 2024 Convertible Notes accrues simple interest at eight percent (8.0%) per annum.

Upon the consummation of the Business Combination, the February 2024 Convertible Notes was automatically transferred to the Company in connection with the issuance of the Convertible Securities Notes to Perceptive PIPE Investor, pursuant to, and in accordance with, the note purchase agreement and the Convertible Security Subscription Agreement (as defined below), dated February 13, 2024, by and among the Company, ARYA, Legacy Adagio and Perceptive PIPE Investor. Any interest accrued on the principal amount of the February 2024 Convertible Notes will be forfeited in connection with the transfer of the notes to the Company.

On the Closing Date, the $7.0 million of February 2024 Convertible Notes were converted into $7.0 million Convertible Securities Notes and 525,000 Convert Warrants.

SVB Term Loan

In February 2023, Legacy Adagio entered into an agreement with Silicon Valley Bank to borrow an initial term loan advance of $3.0 million and a right to borrow a subsequent term loan advance of $2.0 million (“SVB Term Loan”). The loans matured on January 1, 2025. In conjunction with the SVB Term Loan, Legacy Adagio issued warrants to acquire 32,720 shares of common stock  in February 2023 and distributed additional warrants to acquire 16,360 shares of common stock as of September 30, 2023 (“SVB Warrant”). Prior to the Closing of the Business Combination, the existing SVB Term Loan of Legacy Adagio as on July 30, 2024 had a net balance of $1.0 million, including $1.0 million of principal payment due within twelve months with an unamortized debt discount of $9.7 thousand. The unpaid principal and accrued interest were carried as assumed liabilities to the Company and paid at the Closing. (Refer to Note 9-Debt in our condensed consolidated financial statements for additional details).

Debt Obligations (Successor)

Convertible Securities Notes

In connection with the execution of the Business Combination Agreement, Convert Investors executed the Convertible Security Subscription Agreement dated February 13, 2024, which was amended on June 20, 2024, with ListCo. In accordance with the agreement, ListCo issued on the Closing Date to the Convert Investors $20.0 million of Convertible Securities Notes and 1,500,000 Convert Warrants.

The total of $20.0 million Convertible Securities Notes will be convertible into shares of the Company’s Common Stock at a conversion price of $10.00 per share, subject to adjustment per the terms of the agreement, and the total of 1,500,000 warrants, each of which will be exercisable on a cashless basis or for one share of the Company’s Common Stock at $24.00 per share, subject to adjustment. The Convertible Securities Notes have a maturity of three years and nine months after the Closing and interest will be payable in cash or compound as additional principal outstanding which accrues on a quarterly basis.

The conversion of the February 2024 Convertible Notes was carried out on the same terms as the other Convert Investors executing the Convertible Security Subscription Agreement.

Cash Flows

The following table shows a summary of our cash flows for each of the periods shown below:

	Nine Months Ended September 30,
	2024		2023
	Successor	Predecessor	Predecessor
	July 31 to September 30	January 1 to July 30	January 1 to September 30
Net cash used in operating activities	$(6,358)	$(15,990)	$(18,561)
Net cash used in investing activates	(578)	(368)	(320)
Net cash provided by financing activities	—	15,633	15,297
Effect of Foreign Currency Translation on cash	42	24	18
Net change in cash and cash equivalents	$(6,894)	$(701)	$(3,566)

Comparison for the periods from January 1, 2024 to July 30, 2024 (Predecessor), from July 31, 2024 to September 30, 2024 (Successor), to the nine months ended September 30, 2023 (Predecessor)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the period from July 31, 2024 to September 30, 2024 (Successor) was $6.4 million, consisting primarily of net income of $3.6 million, net by non-cash items of $7.9 million, and net by change in our net operating assets and liabilities of $2.1 million. Non-cash items primarily consisted of $0.3 million in depreciation and amortization; offset by a gain of $3.3 million from the change in fair value of convertible notes payable and a gain of $5.0 million from the change in fair value of warrant liabilities. Changes in our net operating assets and liabilities were primarily due to a $0.3 million increase in other accrued liabilities which was primarily driven by interest payable on the convertible note; offset by $1.3 million increase in prepaid expenses and other current assets, $0.4 million decrease in accounts payable, and a $0.7 million decrease in accrued liabilities.

Net cash used in operating activities for the period from January 1, 2024 to July 30, 2024 (Predecessor) was $16.0 million consisting primarily of a net loss of $21.3 million, adjusted by non-cash items of $0.8 million, and net with the change in our net operating assets and liabilities of $6.1 million. Non-cash items primarily consisted of $0.6 million in depreciation and amortization, $0.6 million in stock-based compensation, noncash operating lease expense of $0.1 million, and loss on disposal of property and equipment of $0.1 million; offset by a gain of $2.1 million from the change in fair value of convertible notes payable, and a gain of $0.2 million from the change in fair value of warrant liabilities. Changes in our net operating assets and liabilities were primarily due to a $7.4 million  increase in accrued transaction costs, the increase in accrued liabilities of $0.5 million and a $1.7 million increase in other accrued liabilities, which were primarily driven by the increase in transaction costs related to the Business Combination, the increase in accrued variable compensation related to the Business Combination, and the increase in interest related the convertible notes; offset by a $2.6 million decrease in accounts payable, $0.8 million  increase in inventory, which were primarily driven by the payment of accounts payable related to the Business combination and an increase in inventory purchases.

Net cash used in operating activities for the nine months ended September 30, 2023 (Predecessor), was $18.6 million, consisting primarily of a net loss of $28.0 million net by non-cash items of $5.0 million, and net by the change in our net operating assets and liabilities of $4.4 million. Non-cash items primarily consisted of a loss of $4.1 million related to the change in fair value of convertible notes payables, $0.4 million in depreciation and amortization, $0.3 million in stock-based compensation, and $0.1 million in noncash operating lease expenses. Changes in our net operating assets and liabilities, were primarily due to a $1.1 million increase in accrued liabilities, $0.9 million increase in operating leases liabilities, $0.4 million decrease in prepaid expenses and other current assets, a $0.2 million increase in accrued transaction costs, and a $1.8 million increase in other accrued liabilities which was primarily driven by  the increase in interest related the convertible notes, and the increase in transaction costs related to the Business Combination; offset by a $0.1 million decrease in other long-term liabilities and a $0.1 million increase in accounts receivable.

Cash Flow Used in Investing Activities

Net cash used in investing activities for the period from July 31, 2024 to September 30, 2024 (Successor) and the period from January 1, 2024 to July 30, 2024 (Predecessor) was $0.6 million and $0.4 million, respectively. Net cash used in investing activities for the for the nine months ended September 30, 2023 (Predecessor) was $0.3 million. The increase was due to the increased purchase of property.

Cash Flow Provided by Financing Activities

Net cash provided by financing activities for the period from July 31, 2024 to September 30, 2024 (Successor) was nil.

Net cash provided by financing activities for the period from January 1, 2024 to July 30, 2024 (Predecessor) was $15.6 million. It is primarily due to receiving $16.5 million from the issuance of the $7.0 million 2024 Bridge Financing Note, $3.0 million May 2024 Convertible Notes, $2.5 million June 2024 Convertible Notes, $1.0 million from the July 2024 Convertible Notes, and the draw of $3.0 million November 2023 Convertible Notes, net by a $0.9 million repayment of SVB Term Loan.

Net cash provided by financing activities for the nine months ended September 30, 2023 (Predecessor) was $15.3 million. It is due to receiving $13.0 million and $3.0 million from the issuance of convertible notes payable and SVB term loan, respectively, offset by a decrease of $11.0 thousand and $0.7 million related to exercise of common stock options in 2023 and repayment of SVB Term Loan, respectively.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to the financing, liquidity, market, or credit risk that could arise if we had engaged in those types of relationships.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our audited consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10. We base our estimates on historical experience, current business factors and various other assumptions that we believe are necessary to consider forming a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses and the disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic and political factors, and changes in our business environment; therefore, actual results could differ from these estimates.

Accordingly, the accounting estimates used in the preparation of our audited consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to our audited consolidated financial statements.

On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 2-Summary of Significant Accounting Policies to our consolidated financial statements. These are the policies that we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Stock-Based Compensation

We recognize compensation expense for all stock-based awards issued to employees and non-employees based on the estimated grant-date fair value, which is recognized as expense on a straight-line basis over the requisite service period. We have elected to recognize forfeitures as they occur. The fair value of stock options is determined using the Black-Scholes option-pricing model. The determination of fair value for stock-based awards on the date of grant using an option-pricing model requires management to make certain assumptions including expected volatility, expected term, risk-free interest rate and expected dividends in addition to our common stock valuation. The assumptions used in calculating the fair value of stock-based awards represent our best estimates and involve inherent uncertainties and the application of our judgment.

All stock-based compensation costs are recorded in cost of products sold, research and development expense or selling, general, and administrative expense in the consolidated statements of operations and comprehensive income (loss) based upon the respective employee’s or non-employee’s roles.

Common Stock Valuations (Predecessor)

Due to the absence of a public trading market, we determined the fair value of our common stock by considering numerous objective and subjective factors. The factors considered include, but are not limited to:

(i)the results of contemporaneous independent third-party valuations of our common stock;

(ii)the prices, rights, preferences and privileges of our preferred stock relative to those of our common stock;

(iii)the lack of marketability of our common stock;

(iv)actual operating and financial results;

(v)current business conditions and projects; and

(vi)the likelihood of achieving a liquidity event.

As of December 31, 2023, the fair value of our common stock was determined with probability weighted expected return method (“PWERM”), which assessed the probability weighted depending on different scenarios. As of June 30, 2024, the valuation was based on the scenario (i) bankruptcy/suboptimal sale scenario reflecting a zero return to common shareholders, with 0% probability, (ii) an “as converted” merger with a 95% probability, and (iii) a delayed but successful liquidity event per the option pricing method, with 5% probability. As of December 31, 2023, the valuation was based on the scenario (i) the bankruptcy/suboptimal sale scenario reflecting a zero return to common shareholders, with 20% probability (ii) a consummation of a business combination transaction with a SPAC, with 40% probability, and (iii) a delayed but successful liquidity event per the option pricing method, with 40% probability. As of December 31, 2023, in determining the value under the consummation of a business combination transaction with a SPAC scenario, we utilized the preliminary terms of the letter of intent with such SPAC that (i) the transaction based on diluted equity value of $38.8 million and (ii) all dilutive instruments are expected to convert or be exercised resulting in 6,369,633 total common shares outstanding.

The valuation under the scenario of a delayed but successful liquidity event per the option pricing method was determined by the fair value per share at a marketable basis applied by a discount for lack marketability (“DLOM”). The fair value per share at a marketable basis was determined using the interval option value allocation approach. The DLOM was determined based on Finnerty put option model, marketability factors and restricted stock studies.

The significant unobservable inputs into the valuation model include:

•the timing of potential events (for example, a consummation of a business combination transaction with a SPAC) and their probability of occurring;

•the selection of guideline public company multiples; and

•a discount for the lack of marketability of the common stock.

An increase or decrease in any of the unobservable inputs in isolation could result in a material change. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value.

Convertible Notes Valuation (Predecessor)

As permitted under ASC 825, Financial Instruments (“ASC 825”), the Company elected the fair value option to account for the October 2022 Convertible Notes, the April 2023 Convertible Notes, the November 2023 Convertible Notes, the 2024 Bridge Financing Note, the May 2024 Convertible Notes, the June 2024 Convertible Notes, and the July 2024 Convertible Notes in order to measure those liabilities at amounts that more accurately reflect the current economic environment in which Legacy Adagio operates.

The change in fair value of the convertible promissory notes, excluding amounts related to interest, is recorded in “Convertible notes fair value adjustment,” while amounts related to interest are recorded as interest expense in the consolidated statements of operations and comprehensive income (loss). As a result of applying the fair value option, direct costs and fees related to the issuance of the convertible notes were expensed as incurred (i.e., not recognized as deferred costs). Refer to Note 3-Fair Value Measurements in our condensed consolidated financial statements for additional detail.

As of December 31, 2023, Adagio calculated the value of the convertible notes based on the equity value from 409(a) valuations, considering the expected payoff of the convertible notes upon different types of events.

Utilizing the PWERM, Adagio assessed the probability that the October 2022 Convertible Notes would be converted to common stock through the result of mandatory prepayment, Private Investment in PIPE Financing, or no PIPE Financing and no Qualified Financing, weighted with a probability of 20%, 40% and 40%, respectively, as of December 31, 2023.

Utilizing the PWERM, Adagio assessed the probability that the April 2023 Notes and the November 2023 Notes would be converted to common stock as a result of a liquidation event, PIPE Financing, or no PIPE Financing & no Qualified Financing, weighted with a probability of 20%, 40% and 40% as of December 31, 2023. Adagio also implied a credit spread by calibrating the value of the April 2023 Notes at issuance to the par value and then adjusted the calibrated credit spread for seniority difference and the market related movements as appropriate.

Additional assumptions used to estimate the fair value include: (i) the expected timing of the conversion, (ii) the amount subject to equity conversion, the sum of the notes’ principal and unpaid accrued interest, (iii) expected volatility, (iv) risk-free interest rate, and (v) the discount rate, based on the observed option-adjusted spread (OAS) data of traded bonds rated CCC-.

In determining the fair value of the convertible notes as of July 31, 2024 prior to the Closing, the Company used the observed closing stock price of ARYA as of July 31, 2024 multiplied by the actual number of shares that the convertible notes converted into.

SVB Term Loan (Predecessor)

Legacy Adagio accounts for the SVB Term Loan at residual value on the date of issuance. The expected life of the SVB Term Loan is the contractual term ending on the maturity date. Legacy Adagio classifies the term loan as current liabilities within twelve months of the maturity date or when otherwise due. Interest expense is recognized in the consolidated statements of operations and comprehensive income (loss) over the contractual term of the loan. See Note 9-Debt in our condensed consolidated financial statements for additional information related to the SVB Term Loan.

SVB Warrants (Predecessor)

Adagio accounts for SVB Warrants outstanding as warrant liabilities at fair value, determined using the Black-Scholes option pricing model based on the common stock value from 409(a) valuation. The assumption used to estimate the fair value include: (i) expected volatility, (ii) risk-free interest rate, (iii) expected dividend yield, and (iv) expected term.

The liability is subject to re-measurement at each reporting period and any change in fair value is recognized in the condensed consolidated statements of operations and comprehensive income (loss). See Note 10-Warrants in our condensed consolidated financial statements for additional information related to the warrants.

Series E Pre-funded Warrants (Predecessor)

On June 25, 2024, Legacy Adagio issued to a certain investor the pre-funded warrants to purchase Legacy Adagio’s Series E Preferred Stock (“Series E Pre-funded Warrant”), in exchange of the investor’s existing holding of Series E Preferred Stock. The exercise price of the pre-funded warrants is $0.001 per warrant share. Legacy Adagio measured the Series E Pre-funded Warrants at fair value based on the indicated fair value of Series E Preferred Stock, which is not observable in the market.

Convertible Preferred Stock (Predecessor)

Prior to the Closing, Legacy Adagio recorded convertible preferred stock at fair value on the dates of issuance, net of issuance costs. Upon the occurrence of certain events that are outside our control, including a deemed liquidation event, holders of the convertible preferred stock can cause redemption for cash. As the preferred stock is considered to be contingently redeemable, the preferred stock has been classified outside of permanent equity. The preferred stock will be accreted to its redemption value if the deemed liquidation events are considered probable of occurring. Upon the consummation of the Business Combination, the Legacy Adagio’s convertible preferred stocks was converted into shares of Legacy Adagio’s common stock on a one-to-one basis prior to Adagio Merger Effective Time and then converted into the Company’s Common Stock at the Closing based on the exchange ratio set forth in the Business Combination Agreement.

Convertible Securities Notes (Successor)

The Company measures the Convertible Securities Notes at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. The change in fair value of the convertible promissory notes, excluding amounts related to interest, is recorded in “Convertible notes fair value adjustment,” while amounts related to interest are recorded as interest expense in the consolidated statements of operations and comprehensive income (loss).

The Company utilized the binomial lattice model to value the Convertible Securities Notes at the Closing Date and as of September 30, 2024. See Note 9- Debt in our condensed consolidated financial statements for additional information related to the SVB Term Loan.

Convert Warrants (Successor)

On July 31, 2024, the Company issued 1,500,000 Convert Warrants in connection with the issuance of the $20.0 million Convertible Securities Notes.

As set forth in the agreement of the Convertible Securities Notes, the Convert Warrants are exercisable on a cashless basis or on a gross basis for one share of the Company’s Common Stock at $24.0 per share, subject to adjustments. The Company may be required to cash settle the Convert Warrants when it fails to timely deliver shares to the holder who exercises the Convert Warrants or upon the occurrence of a fundamental transaction. It is determined that the Convert Warrants do not meet the equity classification requirements under ASC 815 as the Covert Warrants may require cash settlement outside of the Company’s control upon a failure of timely delivery of shares or a fundamental transaction, and therefore the Convert Warrants are accounted for as derivative liabilities, and measured at fair value both initially and subsequently with changes in fair value recognized as warrant liabilities fair value adjustment within the condensed consolidated statements of operations and comprehensive income (loss).

The Convert Warrants are classified as Level 3 measurements within the fair value hierarchy. The Company utilized the Black-Scholes Merton option model to value the Convertible Securities Notes at the Closing Date and as of September 30, 2024.

PIPE Base Warrants (Successor)

On the Closing Date, the Company issued Base Warrants (“PIPE Base Warrants”) along with the Company’s Common Stock in connection with the PIPE Financing.

The Base Warrants can be exercised to the Company’s Common Stock at any time during the period from the issuance date to the expiration date which is the fifth anniversary from the date of issuance. The warrants can be exercised on a gross or net basis at an exercise price of $10 per share.

The Base Warrants were fair valued at $2.41 per unit on the date of issuance based on the assumptions including (i) the value of the Company’s Common Stock is $6.64 per share; (ii) a risk-free rate at 3.93%; (iii) zero dividend yield; (iv) the common stock volatility at 84.0% and a volatility haircut of 10%; (v) the remaining term is 5 years.

According to the ASC 815, it is determined that the Base Warrants associated with the PIPE Financing are indexed to the Company’s Common Stock under and are accounted for as equity, which is initially measured at fair value. The Base Warrants are classified as equity in the financial statements because they meet the ASC 815-40 indexation guidance. Specifically, 1) the Base Warrants can be exercised at any time during the exercise period without contingencies; 2) the Base Warrants can be settled in a fixed number of shares upon exercise with any adjustments, such as antidilution and alternative issuance adjustments, consistent with ASC 815 guidance, which does not preclude equity classification. Additionally, the Company has sufficient authorized shares available to settle the Base Warrants, and all the adjustments are in the control of the Company, further supporting the equity classification.

Sponsor Earnout (Successor)

In September 2024, the Company issued 1,147,500 shares of the Company’s Common Stock (such issuance, the “Sponsor Earnout”) to the AYRA Sponsor under the Sponsor Letter Agreement dated February 13, 2024 (“the Sponsor Letter Agreement”). Pursuant to the agreement, the Sponsor Earnout shall be unvested and vests upon the earlier of: i) During the period from the effective time to the 10th anniversary of the Closing Date (the “Earn-Out Period”), the stock price of the Company’s Common Stock equals to or exceeds $24.00 per share (the “Trigger Price”) for any 20 trading days within any 30 trading day period from and after the Closing Date (the “Earn-Out Target”), and ii) immediately prior to the consummation of a company sale during the Earn-Out Period.

As of the reporting date, the vesting of the Sponsor Earnout was not considered probable.

According to ASC 815, it is determined that the Sponsor Earnout is indexed to the Company’s Common Stock and classified as equity and is initially measured at fair value and not subsequently remeasured. The Sponsor Earnout vests when the Company’s stock price meets a stated price or there is a company sale during the earnout period. Upon meeting either vesting condition, the same number of the Company’s Common Stock would be issued and no longer subject to forfeiture or cancellation. The Sponsor Earnout meets the ASC 815-40 indexation guidance. Specifically, the stated stock price and company sale, as the exercise contingencies, do not preclude equity indexation and there is no variability in the number of shares issuable under the Sponsor Earnout. Additionally, the Sponsor Earnout at the issuance meets the ASC 815-40 equity classification criterion as the Company has sufficient authorized shares available to settle the Sponsor Earnout and all the antidilution adjustments are in the control of the Company.

PIPE Pre-funded Warrants (Successor)

On July 31, 2024, the Company issued 670,000 pre-funded warrants in exchange for cash proceeds in PIPE Financing to certain Other PIPE Investors (“PIPE Pre-funded Warrants”).

As set forth in the agreement of the PIPE Pre-funded Warrants, the PIPE Pre-funded Warrants are exercisable on a cashless basis or on a gross basis for one share of the Company’s Common Stock at $0.01 per share, subject to adjustments. The Company may be required to cash settle the PIPE Pre-funded Warrants when it fails to timely deliver shares to the holder who exercises the PIPE Pre-funded Warrants or upon the occurrence of a fundamental transaction. It is determined that the PIPE Pre-funded Warrants do not meet the equity classification requirements under ASC 815 as the PIPE Pre-funded Warrants may require cash settlement outside of the Company’s control upon a failure of timely delivery of shares or a fundamental transaction, and therefore the PIPE Pre-funded Warrants are accounted for as derivative liabilities, and measured at fair value both initially and subsequently with changes in fair value recognized as warrant liabilities fair value adjustment within the condensed consolidated statements of operations and comprehensive income (loss).

The PIPE Pre-funded Warrants are classified as Level 3 measurements within the fair value hierarchy. The fair value of the PIPE Pre-funded Warrants is based on the fair value of the Company’s Common Stock minus the exercise price.

Strategic Realignment of Resources and Corporate Restructuring

On December 1, 2023, Legacy Adagio approved a strategic realignment of resources and corporate restructuring (the “RIF”) designed to reallocate capital, conformant to its business focus for the next two years.

As part of the RIF, Legacy Adagio initiated a reduction in its workforce of 20 employees, representing approximately 19% of Legacy Adagio’s employees, which was completed on December 15, 2023. Legacy Adagio made no payment for severance or related benefit costs. Legacy Adagio made no payment of retention bonuses.

Emerging Growth Company Status

We are an emerging growth company (“EGC”), as defined in the JOBS Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

We will remain an EGC under the JOBS Act until the earliest of (i) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (ii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three-years.

Recent Accounting Pronouncements

See Note 2- Summary of Significant Accounting Policies in our condensed consolidated financial statements for a description of recent accounting pronouncements applicable to our financial statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

We have operations primarily within the United States and we are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. We do not believe that inflation has had a material effect on our business, results of operations or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition.

Our revenue generated in Europe, as well as costs and expenses denominated in Euro, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. We are exposed to foreign currency risks related to our revenue and operating expenses, along with certain intercompany transactions, denominated in Euro. Accordingly, changes in exchange rates may negatively affect our future revenue and other operating results as expressed in U.S. dollars. We do not believe that foreign currency exchange risk has had a material effect on our business, results of operations or financial condition.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness the design and operation of our disclosure controls and procedures prior to the filing of this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2024, and determined that our internal control over financial reporting was not effective at a reasonable assurance level due to the material weaknesses in our internal control over financial reporting related to the inadequate design and operation of management’s review controls over valuation reports prepared by third-party specialists in conjunction with the accounting for certain debt and equity instruments, resulting in the conclusion that the Company’s internal control over financial reporting and the Company’s disclosure controls and procedures were not effective as of September 30, 2024.

We are currently implementing our remediation plan to address the material weaknesses identified above. Such measures include:

1) additional review of third-party valuation reports utilized in the accounting for certain debt and equity instruments;

2) additional review of the manual journal entries based on externally generated reports and agreements with regard to accounting issues in certain debt and equity instruments;

3) enhanced oversight controls on the work performed by third-party specialists.

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

Changes in Internal Control over Financial Reporting

Other than in connection with executing upon the continued implementation of the remediation measures referenced above, there have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our filings with the SEC, including the the Company's Current Report on Form 8-K filed with the SEC on August 6, 2024. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Except as set forth below, there have been no material changes to the risk factors previously described in the Company's Current Report on Form 8-K filed with the SEC on August 6, 2024.

We are a medical device company that has incurred net losses in every period to date and expect to continue to incur significant losses as we develop our business.

We are a medical device company that has incurred net losses in each quarterly and annual period since inception and that has not yet generated any meaningful revenue. We expect to incur increasing costs as we continue to devote substantially all of our resources towards the development and anticipated further commercialization of our products, including iCLAS, vCLAS and Cryopulse. We cannot be certain if we will ever generate meaningful revenue or if or when we will produce sufficient revenue from operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. Adagio Medical incurred net losses of $38.1 million and $23.7 million in 2023 and 2022, respectively. As of December 31, 2023, Adagio Medical had an accumulated deficit of $135.2 million. We expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenses make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this report and in our other filings with the SEC. These conditions raise substantial doubt about our ability to continue as a going concern.

We have identified material weaknesses in our internal controls over financial reporting. If we are unable to remediate these material weaknesses, if management identifies additional material weaknesses in the future or if we otherwise fail to maintain effective internal controls over financial reporting, we may not be able to accurately or timely report our financial position or results of operations, which may adversely affect our business and stock price or cause our access to the capital markets to be impaired.

We have identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s management identified a material weakness related to the inadequate design and operation of management’s review controls over valuation reports prepared by third-party specialists in conjunction with the accounting for certain debt and equity instruments, resulting in the conclusion that the Company’s internal control over financial reporting and the Company’s disclosure controls and procedures were not effective as of December 31, 2023, March 31, 2024 and June 30, 2024 and in a material misstatement to Adagio’s financial statements. Accordingly, we determined that these control deficiencies constitute material weaknesses.

We are in the early stages of designing and implementing a plan to remediate the material weaknesses identified. Our plan for remediation includes: 1) additional review of third-party valuation reports utilized in the accounting for certain debt and equity instruments; 2) additional review of the manual journal entries based on externally generated reports and agreements with regard to accounting issues in certain debt and equity instruments; and 3) enhanced oversight controls on the work performed by third-party specialists. We cannot assure you that these measures will significantly improve or remediate the material weaknesses described above. The implementation of these remediation measures is in the early stages and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles and, as a result, the timing of when we will be able to fully remediate the material weaknesses is uncertain. If the steps we take do not remediate the material weaknesses in a timely manner, there could be a reasonable possibility that these control deficiencies or others may result in another material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. This, in turn, could jeopardize our ability to comply with our reporting obligations, limit our ability to access the capital markets and adversely impact our stock price.

We and our independent registered public accounting firm were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2023 in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required by reporting requirements under Section 404.

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our products and services to new and existing customers.

However, if we identify future deficiencies in our internal control over financial reporting or if we are unable to comply with the demands that are placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely or effective manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

Our current controls and any new controls that we develop may also become inadequate because of poor design or changes in our business, including increased complexity resulting from any international expansion, and weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could cause us to fail to meet our reporting obligations, result in a restatement of our financial statements for prior periods, undermine investor confidence in us and adversely affect the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

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

10.24*	Tenth Amendment to the Facilities and Services Agreement, dated August 1, 2024, between Fjord Ventures, LLC and Adagio Medical, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAGIO MEDICAL HOLDINGS, INC.

Date: November 14, 2024		/s/ Olav Bergheim
	Name:	Olav Bergheim
	Title:	Chief Executive Officer

Date: November 14, 2024		/s/ John Dahldorf
	Name:	John Dahldorf
	Title:	Chief Financial Officer