Form 10-K/A
period 2024-12-31
Adagio Medical Holdings, Inc.
filed 2025-04-30
CIK 2006986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-42199

ADAGIO MEDICAL HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	99-1151466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
26051 Merit Circle, Suite 102 Laguna Hills, CA	92653
(Address of principal executive offices)	(Zip Code)

(949) 348-1188

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ADGM	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, there was no established public market for the Registrant’s common stock. Therefore, the aggregate market value of its common stock held by non-affiliates as of such date cannot be calculated. The Registrant’s common stock began trading on the Nasdaq Capital Market on August 1, 2024.

As of April 28, 2025, there were 15,381,565 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

Auditor Firm Id: 100	Auditor Name: WithumSmith+Brown, PC	Auditor Location: New York, New York

EXPLANATORY NOTE

Adagio Medical Holdings, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Amendment”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025 (the “Initial Filing”), to (i) include the information required by Items 10 through 14 of Part III of Form 10-K and (ii) amend Item 15 of Part IV of the Initial Filing to update the exhibit list.  We are filing this Amendment to include Part III information in our Form 10-K because the Company’s definitive proxy statement will not be filed within 120 days after December 31, 2024, the end of the fiscal year covered by the Company’s Annual Report on Form 10-K.

In addition, Item 15 of the Initial Filing has also been amended to reflect the filing of new certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Since no new financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as contained herein, this Amendment does not modify or update disclosures contained in the Initial Filing. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the date of the Initial Filing.

Unless the context indicates otherwise, references in this Annual Report to the “Company,” “Adagio,” “we,” “us,” “our” and similar terms refer to Adagio Medical Holdings, Inc. (f/k/a Aja Holdco, Inc.) and its consolidated subsidiaries. References to “ListCo” refer to Aja Holdco, Inc. prior to the consummation of the Business Combination (as defined below).

On July 31, 2024 (the “Closing Date”), ARYA Sciences Acquisition Corp IV, a Cayman Islands exempted company (“ARYA”), Aja Holdco, Inc. (“ListCo”), a Delaware corporation and wholly-owned subsidiary of ARYA, Aja Merger Sub 1, a Cayman Islands exempted company and wholly-owned subsidiary of ListCo (“ARYA Merger Sub”), Aja Merger Sub 2, Inc., a Delaware corporation and wholly-owned subsidiary of ListCo (“Company Merger Sub”), and Adagio Medical, Inc., a Delaware corporation (“Legacy Adagio”), consummated the business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated February 13, 2024, by and among the foregoing parties, as amended by the Consent and Amendment No. 1 to Business Combination Agreement, dated as of June 25, 2024, by and between ARYA and Legacy Adagio (the “Business Combination Agreement”).

Pursuant to the Business Combination Agreement, on the Closing Date, (i) ARYA Merger Sub merged with and into ARYA (the “ARYA Merger”) and Company Merger Sub merged with and into Legacy Adagio (the “Adagio Merger” and, together with the ARYA Merger, the “Mergers”), with ARYA and Legacy Adagio surviving the Mergers and, after giving effect to such Mergers, each of ARYA and Legacy Adagio becoming a wholly-owned subsidiary of ListCo (the time that the ARYA Merger became effective referred to as the “ARYA Merger Effective Time,” the time that the Adagio Merger became effective referred to as the “Adagio Merger Effective Time,” the time after which both Mergers became effective referred to as the “Closing”), (ii) ListCo filed with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation of ListCo (the “Charter”), and the board of directors of ListCo approved and adopt amended and restated bylaws of ListCo, and (iii) ListCo changed its name to Adagio Medical Holdings, Inc.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The following table sets forth information with respect to our current directors, including their ages as of March 31, 2025. There are no family relationships among any of our directors.

Name	Age	Position(s)
Todd Usen	58	Chief Executive Officer and Director
Orly Mishan	52	Chairperson and Director
James L. Cox	82	Director
Sandra Gardiner	59	Director
Keyvan Mirsaeedi-Farahani	37	Director
Timothy Moran	53	Director

Todd Usen, 58, has served as the Chief Executive Officer and a member of our board of directors (the “Board”) since December 2024. Prior to joining Adagio, Mr. Usen served as President and Chief Executive Officer of Minerva Surgical from December 2022 to July 2024. Prior to Minerva Surgical, from December 2018 to December 2022, Mr. Usen was the Chief Executive Officer of Activ Surgical. From 2015 to 2019, Mr. Usen was President, Medical Systems Group, for Olympus Corporation of the Americas. Prior to that, Mr. Usen served in executive positions including President, United States Orthopedics, Senior Vice President & General Manager, Joint Reconstruction, and Senior Vice President Sports Medicine at Smith and Nephew from 2007 to 2015, and Vice President Sales and Director of Sales at Boston Scientific Corporation from 1995 to 2007. Mr. Usen is currently the Executive Chairman of Rob Surgical, the Chairman of NeoPredix, an independent board director at Alesi Surgical, the Executive Chairman at MassMEDIC. He serves as an advisor for The Cleveland Clinic Innovations and Ventures team, as well Avertto Medical. Mr. Usen holds a Bachelor of Science in Marketing from the Isenberg School at the University of Massachusetts and a Master of Business Administration from Pepperdine University. We believe Mr. Usen is qualified to serve as a director due to the perspective and experience he brings as our Chief Executive Officer, and his experience in leadership positions in the biotechnology and life science industry.

Orly Mishan, 52, has served as a member of our Board since August 2024 and Chairperson of the Board since December 2024. Ms. Mishan joined Perceptive Advisors in March 2022 as Managing Director, Perceptive Discovery. Ms. Mishan has 30 years of device and biopharma industry experience in large and small companies as well as investment firms. She was a senior advisor of Cerevel Therapeutics between April and June 2021 and served as its Chief Business Officer between July 2019 and March 2021. Previously, from January 2017 to July 2019, Ms. Mishan served as a principal at Bain Capital Life Sciences (BCLS). As part of the founding team of BCLS, Ms. Mishan led their investment in Kestra Medical in 2017 and served on its board of directors through February 2025. Prior to joining Bain Capital Life Sciences, Ms. Mishan held roles of increasing responsibility at Biogen Inc. from December 2015 to January 2017, most recently as the Vice President of Corporate Strategy. From June 2004 to September 2014, Ms. Mishan held various leadership positions at Boston Scientific, most recently as Director, Healthcare Solutions. Ms. Mishan began her career as a business analyst at McKinsey & Company and transitioned to a role in the healthcare industry at Pfizer Pharmaceuticals. Ms. Mishan received her B.A. in economics and political science from Columbia College, Columbia University. We believe Ms. Mishan is qualified to serve as a director due to her broad operational and transactional experience.

James L. Cox, M.D., 82, has served as a member of our Board since August 2024. Dr. Cox is a founder of Adagio and served as a director of Legacy Adagio from January 2011 to July 2024 and as a consultant to Legacy Adagio from September 2012 to June 2024. Dr. Cox has served as the Surgical Director of the Center for Heart Rhythm Disorders at the Bluhm Cardiovascular Institute and the Visiting Professor of Surgery at the Feinberg School of Medicine at Northwestern University since January 2017, and as a full- time Professor of Surgery at the Feinberg School of Medicine at Northwestern University since September 2018. From 1983 to 1997, Dr. Cox served as Professor of Surgery and Chief of the Division of Cardiothoracic Surgery at Washington University School of Medicine and Cardiothoracic Surgeon-in-Chief at Barnes Hospital in St. Louis. From 2006 to December 2016, Dr. Cox was the Emeritus Evarts A. Graham Professor of Surgery at Washington University in St. Louis. Dr. Cox was also previously Professor and Chairman of the Department of Thoracic and Cardiovascular Surgery at Georgetown University Medical Center and Associate Professor of Surgery at Duke University Medical Center. In addition to the Company, Dr. Cox currently serves on the boards of directors of PAVmed, Inc. (Nasdaq: PAVM) since January 2015, and Lucid Diagnostics, Inc. (Nasdaq: LUCD) since May 2018. Dr. Cox is also the Founder and served as Chairman of the board of directors of the World Heart Foundation from 2000 to 2012. Dr. Cox received his general and cardiothoracic surgical training at Duke University School of Medicine, during which time he spent two years in the U.S. Army Medical Corps. Dr. Cox received his M.D. from the University of Tennessee. We believe Dr. Cox is qualified to serve as a director due to his distinguished career as a world-renowned cardiac surgeon and scientific investigator, his recognition as a thought leader and innovator both as a surgeon and medical device entrepreneur, his extensive experience in the medical device industry and his widespread relationships in all segments of the healthcare community.

Sandra Gardiner, 59, has served as a member of our Board since August 2024. Ms. Gardiner has been a partner at FLG Partners since March 2025. Ms. Gardiner previously served as the Chief Financial Officer, Executive Vice President of Finance and Administration, Secretary and Treasurer of Pulse Biosciences, Inc. (Nasdaq: PLSE) between November 2019 and November 2022, and a director of Lucira Health, Inc. (Nasdaq: LHDX) between August 2020 and February 2023. From December 2017 to November 2019, Ms. Gardiner was the Executive Vice President and Chief Financial Officer of Cutera, Inc. (Nasdaq: CUTR). Prior to that, she held Chief Financial Officer roles in both domestic and global companies. Through FLG Partners, Ms. Gardiner serves in an executive capacity to various companies. Ms. Gardiner holds a B.A. in Management Economics from the University of California, Davis. We believe that Sandra Gardiner qualifies to serve as a director due to her broad operational experience in the life sciences sector.

Keyvan Mirsaeedi-Farahani, M.D., 37, has served as a member of our Board since August 2024. Dr. Mirsaeedi-Farahani joined Perceptive Advisors in 2016 and is a Managing Director on the investment team. Dr. Mirsaeedi-Farahani’s focus is on early and late stage therapeutics, and early stage medical devices. Prior to joining Perceptive Advisors, Dr. Mirsaeedi-Farahani was a Business Analyst at McKinsey & Company from 2009 to 2011. Dr. Mirsaeedi-Farahani earned an MD from the Perelman School of Medicine at the University of Pennsylvania, an MBA from the Harvard Business School, and dual BS/BBA degrees from the University of Michigan. We believe Dr. Mirsaeedi-Farahani is qualified to serve as a director due to his broad operational and transactional experience.

Timothy Moran, 53, has served as a member of our Board since August 2024. Mr. Moran is the President and Chief Executive Officer of Avertix Medical since May 2023. Previously, Mr. Moran served as the Chief Executive Officer and director of Motus GI Holdings Inc. (Nasdaq: MOTS) between in October 2018 and May 2023, and was the Chairman of the board of directors from May 2023 through August 2024. From October 2015 to September 2018, Mr. Moran served as President of the Americas, ConvaTec Group Plc (LON: CTEC) (“ConvaTec”). Prior to his employment at ConvaTec, Mr. Moran held roles in sales, marketing and general management over the course of eighteen years at Covidien plc (“Covidien”). While at Covidien, until September 2015, Mr. Moran served simultaneously as Vice President and General Manager of both the SharpSafety and Monitoring & Operating Room divisions. Following the 2015 acquisition of Covidien by Medtronic plc (NYSE: MDT), Mr. Moran was named the Global Vice President and General Manager of the Patient Care and Safety Division. Mr. Moran earned a B.A. in Organizational Communication at The State University of New York at Geneseo. We believe Mr. Moran is qualified to serve as a director due to his broad commercial experience and leadership in the medical technology sector.

Information Regarding Committees of the Board of Directors

Our Board has established an audit committee (the “Audit Committee”), a compensation committee (the “Compensation Committee”) and a nominating and corporate governance committee. Our Board may establish other committees to facilitate the management of our business. Our Board has adopted a written charter for each of our committees, which are available to stockholders on our investor relations website at us.adagiomedical.com/corporate.

The following table provides membership and meeting information for fiscal 2024 for each of the committees of our Board:

Nominating
and Corporate
Name	Audit	Compensation	Governance
Todd Usen
Orly Mishan		X	X
James L. Cox			X
Sandra Gardiner	X*
Keyvan Mirsaeedi-Farahani			X*
Timothy Moran	X	X*
*	Committee Chairperson

Our Board has determined that each committee member and nominee meets the applicable Nasdaq Stock Market LLC (“Nasdaq”) rules and regulations regarding “independence” and each committee member and nominee is free of any relationship that would impair his or her individual exercise of independent judgment with regard to us.

Audit Committee and Audit Committee Financial Expert

The Board has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee the Company’s corporate accounting and financial reporting processes and audits of its financial statements. Rule 10A-3 of the Exchange Act and the Nasdaq listing rules require that our Audit Committee be composed of at least three members, subject to certain permitted phase-in rules for newly public companies. We are currently in compliance with these “phase-in” provisions. The Audit Committee is currently composed of two directors: Ms. Gardiner and Mr. Moran. The Board has determined that each of Ms. Gardiner and Mr. Moran is independent. Ms. Gardiner serves as the Chairperson of the Audit Committee. Each member of the Audit Committee meets the financial literacy requirements of Nasdaq and the Board has determined that Ms. Gardiner qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. Shahram Moaddeb resigned from the Board and Audit Committee, effective January 1, 2025.

Code of Ethics

The Board adopted a Code of Ethics and Business Conduct (the “Code of Conduct”), applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at https://us.adagiomedical.com/corporate. Information contained on or accessible through Adagio’s website is not a part of this Amendment, and the inclusion of our website address in this Amendment is an inactive textual reference only. The nominating and corporate governance committee of the Board is responsible for overseeing the Code of Conduct.

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities by our directors, officers and employees, as well as their immediate family members and entities controlled by them, and that is designed to promote compliance with insider trading laws, rules and regulations. A copy of our insider trading policy is filed as an exhibit to our Annual Report on Form 10-K for our fiscal year ended December 31, 2024, originally filed with the SEC on March 27, 2025.

Executive Officers

The following table sets forth certain information with respect to our current executive officers, including their ages, as of April 18, 2025. There are no family relationships among any of our executive officers.

Name	Age	Position
Todd Usen	58	Chief Executive Officer and Director
Daniel George	55	Interim Chief Financial Officer

The biography of Mr. Usen is set forth above under “Board of Directors.”

Daniel George, 55, joined the Company in April 2025 as the Interim Chief Financial Officer. Mr. George has managed his professional services practice since December 2022, specializing in providing executive financial services to healthcare companies. Mr. George also serves as part time Chief Financial Officer of Anebulo Pharmaceuticals, Inc, a position he has held since September 2023. Mr. George served as the Chief Financial Officer and Treasurer of Lucira Health, Inc. a publicly traded medical diagnostics company (“Lucira”), on a full-time basis from August 2020 to November 2022. Lucira filed for bankruptcy in February 2023 and was acquired by Pfizer, Inc. through a bankruptcy auction in April 2023. From April 2019 until August 2020, Mr. George served as Lucira’s Chief Financial Officer and Treasurer through his consulting practice, which he established in May 2016 to provide executive financial services to healthcare companies. Mr. George served as Vice President, Finance for Avinger Inc., a publicly traded medical device company specializing in peripheral atherectomy from August 2014 to May 2016. From June 2012 to August 2014, Mr. George served as a consultant and Vice President of Finance for ApniCure, Inc., a medical device company specializing in the treatment of sleep apnea. From March 2009 to June 2012, Mr. George worked for Avantis Medical Systems, Inc. (“Avantis”), a manufacturer of colonoscopy visualization technology, where he was both a consultant and Chief Financial Officer. Prior to joining Avantis, Mr. George served as the Sr. Director of Finance at FoxHollow Technologies Inc., a publicly traded medical device company, and worked in the assurance and business advisory practice at PricewaterhouseCoopers LLP, an accounting and management consulting firm. Mr. George holds B.S. degrees in both Accounting and Finance from California State University, Long Beach.

Item 11. Executive Compensation.

Executive Compensation

We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we are exempt from certain requirements related to executive compensation, including the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of its chief executive officer to the median of the annual total compensation of all of its employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

This section provides an overview of our executive compensation programs as they relate to the executive officers named below (the “named executive officers,” or “NEOs”), including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below. Upon the Closing, the executive officers of Legacy Adagio became executive officers of Adagio.

For the year ended December 31, 2024, our named executive officers were:

●	Todd Usen, our Chief Executive Officer and Class I director;
●	Olav Bergheim, our former President and Chief Executive Officer;
●	Hakon Bergheim, our former Chief Operating Officer; and
●	John Dahldorf, our former Chief Financial Officer.

On December 13, 2024, Olav Bergheim, our former President and Chief Executive Officer and former Chairman of the Board, resigned from his positions with the Company and was engaged as an advisor to the Company. On December 12, 2024, we appointed Todd Usen to serve as Chief Executive Officer, effective December 13, 2024. Mr. Usen was not a named executive officer for fiscal year 2023. On February 28, 2025, we announced the departure of Hakon Bergheim, our former Chief Operating Officer, effective immediately. On March 11, 2025, John Dahldorf, our former Chief Financial Officer, announced his decision to resign such position, which resignation was effective March 21, 2025. On April 17, we appointed Daniel George to serve as Interim Chief Financial Officer.

Summary Compensation Table for the Fiscal Years Ended December 31, 2024, and 2023

The following table presents all of the compensation awarded to or earned by or paid to our named executive officers for the fiscal years ended December 31, 2024, and 2023.

						Option		Non-equity incentive	All other
		Salary				awards		plan compensation	compensation	Total
Name and principal position	Year	($)		Bonus ($)		($)(1)		($)	($)	($)
Todd Usen	2024	22,917	(2)	—		—	(3)	—	—	22,917
Chief Executive Officer	2023	—		—		—		—	—	—
Olav Bergheim	2024	—		—		—	(4)	—	—	—
Former President and Chief Executive Officer	2023	—		88,736		—		—	—	88,736
Hakon Bergheim	2024	323,621		48,543	(5)	—		—	—	372,164
Former Chief Operating Officer	2023	318,486		69,347		—		—	—	387,833
John Dahldorf	2024	425,000		67,575	(5)	—		—	—	492,575
Former Chief Financial Officer	2023	283,333		106,250		309,700		—	—	699,283
(1)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the stock option awards granted during 2023, computed in accordance with FASB ASC 718. As further discussed below, these stock options were later terminated and cancelled for no consideration in connection with the consummation of the Business Combination.
(2)	Mr. Usen joined the Company on December 13, 2024. The amount shown reflects compensation earned solely during his period of employment in 2024.
(3)	Pursuant to his December 2024 employment offer letter (which is further described below under “—Agreements with NEOs,” on February 11, 2025, Mr. Usen was granted an option with a grant date fair value of $729,916.
(4)	Pursuant to the terms of his post-employment consulting arrangement with the Company (which is further described under “—Agreements with NEOs”) on January 13, 2025, Mr. Bergheim was granted an option with a grant date fair value of $109,097.
(5)	Represents bonuses earned and paid under Adagio’s annual bonus program based on actual performance levels during the 2024 performance year.

Narrative to the Summary Compensation Table

We review compensation annually for all employees, including our executives. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders and a long-term commitment to our Company. We do not target a specific competitive position or a specific mix of compensation among base salary, bonus or long-term incentives.

The Compensation Committee of our Board determines our executives’ compensation. Our Compensation Committee typically reviews and discusses management’s proposed compensation with the Chief Executive Officer for all executives other than the Chief Executive Officer, which is recommended by our Board. Based on those discussions and its discretion, the Compensation Committee then, without members of management present, discusses and ultimately approves the compensation of our executive officers. In 2024, the Compensation Committee retained Willis Towers Watson US LLC (“Willis Towers Watson”), a compensation consulting firm, to evaluate and make recommendations with respect to our executive compensation program and our non-executive director compensation program.

There are three main components to our executive compensation program: base salary, annual performance bonuses and equity incentive compensation. Mr. Usen’s present base salary was established in his December 2024 offer letter, which is further described below under “—Agreements with NEOs.”

Annual Performance Bonuses

Each of our executive officers is eligible to receive an annual cash performance bonus under our annual incentive compensation program. Under our 2024 annual incentive compensation programs, each of our named executive officers was eligible to receive a cash incentive payment equal to (1) his or her target incentive, as a percentage of annual base salary, multiplied by (2) the percentage achievement of certain 2024 corporate goals established by our Compensation Committee in its sole discretion, and approved by our Board, subject to the named executive officer remaining employed by us through the payment date.

Mr. Usen was not eligible for a bonus in 2024. Olav Bergheim’s target incentive was set at 80% of his annual base salary, Hakon Bergheim’s at 50% of his annual base salary, and Mr. Dahldorf’s at 50% of his annual base salary. No formal corporate performance goals were established for 2024; instead, the Compensation Committee exercised discretion in evaluating overall Company performance and individual contributions. Each named executive’s cash bonus payment for 2024 was paid in the first quarter of 2025, and is reflected in the “Summary Compensation Table for the Fiscal Years Ended December 31, 2024, and 2023” above.

As a result of the Company’s overall below-target performance in 2024, the bonus amounts paid to eligible executive officers were lower than their respective target opportunities.

Equity Incentive Compensation

Our common stock, par value $0.0001 per share (the “Common Stock”), began trading on a post-Business Combination basis on the Nasdaq Capital Market on August 1, 2024. Upon consummation of the Business Combination, we issued certain stock options in substitution for options to purchase Legacy Adagio stock. During the remainder of 2024, we granted no equity incentive compensation awards to our named executive officers (or any other employees or directors), but in early 2025, we granted stock options to Mr. Usen and Olav Bergheim pursuant to their employment offer and consulting agreements, respectively, as further described below under “—Agreements with NEOs.”

Going forward, in order to secure our senior management team for the long term and to focus their decision-making to positively impact long-term stockholder value, we expect to grant additional equity incentive awards to our executives, principally if not entirely in the form of stock options.

Benefits Plans

We provide benefits to our named executive officers on the same basis as provided to all of our employees, including health, dental and vision insurance, life insurance, accidental death and dismemberment insurance, short-and long-term disability insurance, a flexible spending account, and a tax-qualified Section 401(k) plan for which no match is provided. We do not maintain any executive-specific benefit or perquisite programs.

Retirement Benefits

We maintain a 401(k) retirement savings plan for the benefit of employees, including our named executive officers, who satisfy certain eligibility requirements. The 401(k) plan provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis. Under the 401(k) plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Internal Revenue Code (the “Code”) and the applicable limits under the 401(k) plan, on a pre-tax or after-tax (“Roth”) basis, through contributions to the 401(k) plan. All of a participant’s contributions into the 401(k) plan are 100% vested when contributed. The 401(k) plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement plan, pre-tax contributions to the 401(k) plan and earnings on those pre-tax contributions are not taxable to the employees until distributed from the 401(k) plan, and earnings on Roth contributions are not taxable when distributed from the 401(k) plan. We do not provide a match for participants’ elective contributions to the 401(k) plan, nor do we provide to employees, including its named executive officers, any other retirement benefits, including without limitation any tax-qualified defined benefit plans, supplemental executive retirement plans and nonqualified defined contribution plans.

Outstanding Equity Awards as of December 31, 2024

The following table provides information regarding equity incentive awards (consisting solely of stock options) held by our named executive officers as of December 31, 2024.

Option Awards(1)
Market
		Number of				Number of	value of
		securities	Number of			shares or	shares of
		underlying	securities	Option		units of	units of
		unexercised	underlying	exercise	Option	stock that	stock that
	Grant	options	unexercised options	price	expiration	have not	have not
Name	Date (1)	(#) exercisable	(#) unexercisable	($)	date	vested (#)	vested ($)
Hakon Bergheim	12/18/2018	1,000	—	9.78	12/11/2028	—	—
(1)	Represents options granted in connection with the completion of the Business Combination, where each issued, outstanding and unexercised option to purchase Legacy Adagio common stock (“Legacy Adagio Option”) that had vested prior to the Closing with an aggregate value that exceeded the aggregate exercise price of such Legacy Adagio Option (an “In-the-Money Legacy Adagio Option”) was cancelled and extinguished in exchange for options to purchase shares of our Common Stock at an exchange ratio of 0.16681. The amount of shares of Common Stock set forth in the table above gives effect to the exchange ratio. The Grant Date reflected in the table is the grant date of the In-the-Money Legacy Adagio Option that was cancelled and extinguished in exchange for options to purchase shares of our Common Stock.

The 2024 Equity Incentive Plan

We have adopted the 2024 Equity Incentive Plan, in which our currently-employed named executive officers, other employees and directors are generally eligible to participate. The 2024 Equity Incentive Plan enables us to provide stock-based incentives that align the interests of our employees, consultants and directors with those of our stockholders by motivating our employees to achieve long-term results and rewarding them for their achievements and to attract and retain the types of employees, consultants and directors who will contribute to our long-range success.

The 2024 Equity Incentive Plan became effective upon approval by our stockholders immediately prior to the consummation of the Business Combination and will remain in effect until the tenth anniversary of its effective date, unless terminated earlier by the Board.

The 2024 Equity Incentive Plan authorizes the issuance of up to 4,472,593 shares of Common Stock (the “Initial Share Reserve”), plus an annual increase on the first day of each year beginning in 2025 and ending in (and including) 2034 equal to the lesser of (A) five percent (5%) of the shares of Common Stock outstanding on a fully diluted basis on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of Common Stock as determined by the Board or the Compensation Committee (the sum of such shares of Common Stock available for issuance under the 2024 Equity Incentive Plan, the “Total Share Reserve”).

Up to the Initial Share Reserve may be issued under the 2024 Equity Incentive Plan, in the aggregate, through the exercise of incentive stock options.

No non-employee director may be granted awards, during any fiscal year, with respect to shares of Common Stock that, together with any cash fees paid to the director during the fiscal year, have a total value that exceeds $750,000 or ($1,000,000 in the fiscal year of their initial service as a non-employee director) (calculating the value of any awards based on the grant date fair value for financial reporting purposes), provided that such limitation shall be applied without regard to awards granted to the non-employee directors during any period in which such individual was our employee or was otherwise providing services to us other than in the capacity as a non-employee director.

If any outstanding award expires or is canceled, forfeited, is settled for cash or terminated without issuance of the full number of shares of Common Stock to which the award related, then the shares subject to such award will again become available for future grant under the 2024 Equity Incentive Plan. Shares tendered in payment of the option exercise price or delivered or withheld by us to satisfy any tax withholding obligation, or shares covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award will again become available for future grants under the 2024 Equity Incentive Plan. To the extent permitted under applicable law, awards that provide for the delivery of shares of Common Stock subsequent to the applicable grant date may be granted in excess of the Total Share Reserve if such awards provide for the forfeiture or cash settlement of such awards to the extent that insufficient shares of Common Stock remain under the Total Share Reserve at the time that shares of Common Stock would otherwise be issued in respect of such award. Notwithstanding anything to the contrary described herein, shares of Common Stock purchased on the open market with the cash proceeds from the exercise of options shall not be available for future grants of awards under the 2024 Equity Incentive Plan. Until the termination of the 2024 Equity Incentive Plan, any shares of Common Stock repurchased by us with respect to performance stock awards or restricted stock awards at the same price paid by the holder or a lower price so that such shares of Common Stock are returned to us will again be available for awards under the 2024 Equity Incentive Plan. The payment of dividend equivalents in cash in conjunction with any outstanding awards shall not be counted against the shares of Common Stock available for issuance under the 2024 Equity Incentive Plan. If any of the actions taken above would cause an incentive stock option to fail to qualify as an incentive stock option under Section 422 of the Code, such action will not be taken.

Generally, substitute awards shall not reduce the Total Share Reserve (other than as required by Section 422 of the Code) and, in the event that a company acquired by us or any subsidiary or with which we or any subsidiary combines has shares available under a pre-existing plan approved by its stockholders and not adopted in contemplation of such acquisition or combination, the shares available for grant pursuant to the terms of such pre-existing plan (as adjusted, to the extent appropriate, using the exchange ratio or other adjustment or valuation ratio or formula used in such acquisition or combination to determine the consideration payable to the holders of common stock of the entities party to such acquisition or combination) may be used for awards under the 2024 Equity Incentive Plan and shall not reduce the shares of Common Stock authorized for grant under the 2024 Equity Incentive Plan; provided that awards using such available shares of Common Stock shall not be made after the date awards or grants could have been made under the terms of the pre-existing plan, absent the acquisition or combination, and shall only be made to individuals who were not employed by or providing services to us or our subsidiaries immediately prior to such acquisition or combination.

Our Compensation Committee will make appropriate adjustments to these limits in the event of certain changes in our capitalization.

The 2024 Employee Stock Purchase Plan

We have adopted the Employee Stock Purchase Plan (the “ESPP”), in which our currently-employed named executive officers and other employees generally are eligible to participate. The purpose of the ESPP is to assist eligible employees in acquiring a stock ownership interest in Adagio in order to help eligible employees provide for their future security and to encourage them to remain in our employment.

The ESPP authorizes the issuance of up to 441,293 shares of Common Stock, plus an annual increase on the first day of each year beginning in 2025 and ending in (and including) 2034 equal to one percent (1%) of the share of Common Stock outstanding on a fully diluted basis on the last day of the immediately preceding fiscal year, provided that the Board or the Compensation Committee may reduce the amount of the increase in any particular year.

We have not yet established any offerings under the ESPP.

Agreements with NEOs

We have entered into various agreements with each of our named executive officers, the material terms of which are summarized below.

In connection with his appointment as Chief Executive Officer of Adagio, we entered into an agreement with Olav Bergheim (the “Bergheim Offer Letter,”) dated July 31, 2024, pursuant to which Mr. Bergheim received an annual base salary of $600,000, paid semi-monthly in accordance with the Company’s normal payroll practice. Further, the Bergheim Offer Letter provided that Mr. Bergheim would receive (i) a sign-on bonus of $175,000, paid on the first regularly scheduled payroll date of the Company after July 31, 2024, and (ii) an annual bonus with a target amount of 80% of Mr. Bergheim’s base salary, based upon mutually agreed performance objectives and the terms and conditions of the Company’s annual bonus program in effect from time to time and subject to the consent and approval of the Company’s Compensation Committee and to the terms and conditions of the Company’s bonus program. The Bergheim Offer Letter established “at will” employment, and provided that if Mr. Bergheim’s employment was terminated for any reason, the Company would pay him, no later than thirty (30) days after the date of termination, (i) any base salary accrued but unpaid through the date of termination, and (ii) reimbursement of any expense properly incurred by him through the date of termination, subject to the terms of the Company’s reimbursement policy in effect at such time.

Mr. Bergheim resigned from his position as Chief Executive Officer and Chairman of the Board effective December 13, 2024. Mr. Bergheim agreed to remain with the Company as an independent contractor in an advisory role for a period of 12 months following his resignation (the “Advisory Period”).

In connection with the foregoing, we entered into an employment resignation and consulting agreement, dated December 13, 2024 (the “Bergheim Resignation and Consulting Agreement”), with Mr. Bergheim, pursuant to which Mr. Bergheim is or was eligible to receive: (i) cash severance in the amount of $1,200,000 paid in 12 equal monthly installments; (ii) additional cash severance in the amount of $300,000, conditioned upon the closing of a Change in Control (as defined in our 2024 Equity Incentive Plan) or the closing of an equity financing of the Company or a licensing transaction raising gross cash proceeds of a certain amount; (iii) health insurance benefits, which will terminate on the last day of the month in which the Separation Date (as defined in  the Bergheim Resignation and Consulting Agreement) occurs; and (iv) reimbursement of the employer portion of COBRA premium payments during the period described in the Separation Agreement, provided Mr. Bergheim timely elects continued coverage under COBRA (collectively, the “Severance Benefits”).

In addition to the Severance Benefits, on January 13, 2025, as sole compensation for his services during the Advisory Period, Mr. Bergheim received an option to purchase 338,398 shares of Common Stock, at a per-share exercise price equal to the closing per-share trading price of the Common Stock on the date of grant.

On December 12, 2024, the Board appointed Todd Usen, to serve as Chief Executive Officer of the Company and as a Class I director of the Board (“CEO and Director”), effective as of December 13, 2024, to replace Mr. Bergheim as Chief Executive Officer and to fill the vacancy on the Board resulting from Mr. Bergheim’s resignation.

In connection with his appointment as Chief Executive Officer, we entered into an agreement with Mr. Usen (the “Usen Offer Letter”), dated December 12, 2024, pursuant to which Mr. Usen is receiving an annual base salary of $500,000, paid semi-monthly in accordance with our normal payroll practice. Further, the Usen Offer Letter provides that Mr. Usen will receive (i) an annual discretionary performance and retention bonus of up to 50% of his base salary, (ii) a financing bonus in the amount of 16% of the base salary, conditioned upon the Company’s successful closing of an equity financing of the Company and/or non-equity dilutive business development transaction(s) approved by the Board raising a certain amount of gross proceeds; (iii) standard employee benefits offered to executive level employees; and (iv) relocation expenses, up to a maximum of $100,000. Additionally, as provided in the Usen Offer Letter, on February 11, 2025, Mr. Usen received an option to purchase shares of the Company’s Common Stock that represents approximately 5% of the Company’s fully diluted shares outstanding with an exercise price equal to the closing per-share trading price of the Common Stock on the date of grant.

Pursuant to the Usen Offer Letter, if we terminate Mr. Usen’s employment without “Cause” or if Mr. Usen terminates his employment for “Good Reason” (each as defined in the Usen Offer Letter, a “Qualifying Termination”), he will be entitled to (i) continued payment of his base salary for 12 months and (ii) a prorated amount of the bonus he would have received had he remained employed with us.  If however the Qualifying Termination occurs during the period beginning three (3) months before and ending twelve (12) months after a Change in Control (as defined in the Usen Offer Letter), Mr. Usen will instead be entitled to (i) continued payment of his base salary for 18 months and (ii) a lump sum payment equal to his target annual bonus for the year of termination, prorated for the time of his employment during the applicable year. Such severance benefits are conditioned upon Mr. Usen’s execution of a general release of claims among certain other obligations.

In connection with his appointment as Chief Financial Officer of Adagio, we entered into an agreement with John Dahldorf (the “Dahldorf Offer Letter,”) dated April 18, 2023, pursuant to which Mr. Dahldorf received an annual base salary of $425,000, paid semi-monthly in accordance with the Company’s normal payroll practice. Further, the Dahldorf Offer Letter provided that Mr. Dahldorf would receive (i) an annual, discretionary bonus of up to 50% of Mr. Dahldorf’s base salary, based upon specific Company and individual milestones being met. The Dahldorf Offer Letter established “at will” employment, and provided that the Company would recommend to the Board of Directors the approval of an option grant to purchase shares of the Company’s common stock. Mr. Dahldorf resigned from his position in March 2025.

As part of our corporate restructuring announced on February 28, 2025, Hakon Bergheim, departed as our Chief Operating Officer, effective February 28, 2025. In connection with his departure, on February 28, 2024 we entered into a Separation Agreement and General Release with Mr. Bergheim (the “Separation Agreement”). The Separation Agreement provides that Ms. Bergheim will receive all unpaid wages through February 28, 2025 and payment in the amount of $80,905.25 as severance. As a condition to such severance, Mr. Bergheim provided us with a general release of claims.

Post-Fiscal Year-End 2024 Actions

In early 2025, we granted stock options to Mr. Usen and Olav Bergheim pursuant to their employment offer and consulting agreements, respectively, as described above under the heading “—Agreements with NEOs.”

Clawback Policy

In July 2024, the Compensation Committee of our Board adopted our Incentive Compensation Recoupment Policy (the “Clawback Policy”), designed to comply with Rule 10D-1 of the Exchange Act and Nasdaq Listing Rule 5608, which provides for recoupment of incentive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements under the relevant securities laws. The Clawback Policy applies to our current and former executive officers. Compensation that is granted, earned or vested based wholly or in part upon attainment of a Financial Reporting Measure (as defined in the Clawback Policy) is subject to recoupment.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

From time to time, we grant stock options to our employees, including our named executive officers. Also, non-employee directors receive automatic grants of initial and annual stock option awards, on the date of each annual meeting of stockholders, pursuant to the non-employee director compensation policy, as further described under the heading, “Director Compensation— Non-Employee Director Compensation Program” below. We do not otherwise maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features. The Compensation Committee considers whether there is any material nonpublic information (“MNPI”) about the Company when determining the timing of stock option grants and does not seek to time the award of stock options in relation to our public disclosure of MNPI. We have not timed the release of MNPI for the purpose of affecting the value of executive compensation.

Director Compensation

Non-Employee Director Compensation Program

The following is a description of the standard compensation arrangements under which our non-employee directors are compensated for their service as directors, including as members of the various committees of our Board, which was adopted in March 2025 after consultation with Willis Towers Watson.

Each non-employee director receives an annual base retainer of $40,000. In addition, our non-employee directors receive the following cash compensation for committee services, as applicable:

●	each chair of our Audit, Compensation and Nominating and Corporate Governance committees receives an additional annual retainer of $20,000, $13,000 and $10,000, respectively; and
●	each other non-chair member of our Audit, Compensation and Nominating and Corporate Governance committees receives an additional annual retainer of $10,000, $7,000 and $5,000, respectively.

These retainers are payable in arrears in four equal quarterly installments, with payments made in the month following the end of each quarter. Payments are prorated for any partial periods of service. Fees paid to our non-employee directors for 2024, as described below under “—Non-Employee Director Compensation Table”, were paid in 2025 and prorated for services provided between July 31, 2024 (the Closing Date of the Business Combination) and December 31, 2024 in amounts consistent with the cash compensation amounts described above. Our non-employee directors did not receive compensation in respect of the earlier portion of 2024.

In addition, non-employee directors, when first appointed to the Board, other than the chairperson of the Board, are eligible to receive an initial option to purchase 90,000 shares of our common stock. The shares subject to each such stock option will vest in equal monthly installments over a three-year period, generally subject to the director’s continued service as a director. Further, on the date of each annual meeting of stockholders, each non-employee director, other than the chairperson of the Board, who continues to serve as a non-employee member on our Board will receive an option to purchase 30,000 shares of our common stock. The shares subject to each such stock option will vest in equal monthly installments over a one-year period, generally subject to the director’s continued service as a director. In addition, a chairperson, when first appointed to the Board is eligible to receive an initial option to purchase 300,000 shares of our common stock. The shares subject to each such stock option will vest in equal monthly installments over a three-year period, generally subject to the chairperson’s continued service as a director. Moreover, on the date of each annual meeting of stockholders, if the chairperson continues to serve as the chairperson of our Board, the chairperson will receive an option to purchase 100,000 shares of our common stock. The shares subject to each such stock option will vest in equal monthly installments over a one-year period, generally subject to the chairperson’s continued service as a director. The exercise price of these options will equal the fair market value of our common stock on the date of grant. Vested stock options will be exercisable during any period of service to the Company and for one-year thereafter; provided, that no stock option shall be exercisable more than ten years after the date of the stock option grant. Upon the adoption of the non-employee director compensation policy described above, in March 2025, our then current non-employee directors were granted initial stock options consistent with those available to non-employee directors first appointed to the Board, with vesting service commencing from July 31, 2024.

This policy is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

All directors are entitled to reimbursement of ordinary expenses incurred in connection with attendance at meetings of our Board.

Non-Employee Director Compensation Table

The following table sets forth information for the year ended December 31, 2024, regarding the compensation awarded to or earned by our non-employee directors. The Company granted no option awards to non-employee directors in 2024 and the non-employee directors held no equity compensation awards as of December 31, 2024. Mr. Usen is not included in the table below, as he was an employee and received no additional compensation for his service as director. As a named executive officer, the compensation received by Mr. Usen is shown above in “Executive Compensation—Summary Compensation Table for the Fiscal Years Ended December 31, 2024, and 2023.”

	Fees Earned or	Option
	Paid in Cash	Awards	Total
Name	($)	($)	($)
James L. Cox	11,250	—	11,250
Sandra Gardiner	15,000	—	15,000
Keyvan Mirsaeedi-Farahani	12,500	—	12,500
Shahram Moaddeb(1)	15,750	—	15,750
Orly Mishan	13,000	—	13,000
Timothy Moran	14,250	—	14,250
(1)	Shahram Moaddeb resigned from our Board, effective January 1, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to the Company regarding the actual beneficial ownership of Common Stock as of March 31, 2025, after giving effect to the Closing, by:

●	each person known by the Company, based on Schedules 13D and 13G filed with the SEC, to be the beneficial owner of more than 5% of the Company’s outstanding shares Common Stock;
●	each of the Company’s named executive officers and directors; and
●	all current executive officers and directors of the Company as a group.

Beneficial ownership is determined in accordance with SEC rules, which generally provides that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power with respect to the security. Under SEC rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through exercise of stock options or warrants, within 60 days and are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding and beneficially owned for the purpose of computing the percentage ownership of any other person.

The beneficial ownership percentages set forth in the table below are based on 15,381,565 shares of Common Stock issued and outstanding as of March 31, 2025. Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned Common Stock.

	Number of
Name and Address of Beneficial Owners(1)	Shares	%
Current Executive Officers and Directors
James L. Cox(2)	423,198	2.7
Daniel George	—	*
Sandra Gardiner(3)	22,500	*
Keyvan Mirsaeedi-Farahani(4)	22,500	*
Orly Mishan(5)	75,000	*
Timothy Moran(6)	22,500	*
Todd Usen	—	*
All current directors and executive officers as a group (seven individuals)	565,698	3.6
Former Executive Officers
John Dahldorf	—	*
Hakon Bergheim(7)	8,539	*
Olav Bergheim	—	*
Five Percent Holders
Entities affiliated with Perceptive Advisors LLC(8)	15,321,655	73.6
Entities affiliated with RA Capital Management, L.P.(9)	1,536,618	9.9
Shaolin Capital Management LLC(10)	887,015	5.9
*	Less than 1%
(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 15,381,565 shares outstanding on March 31, 2025, adjusted as required by rules promulgated by the SEC. The business address of each beneficial owner unless otherwise stated is 26051 Merit Cir #102, Laguna Hills, CA 92653.
(2)	Consists of (a) 36,698 shares of common stock and (b) 386,500 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2025.
(3)	Consists of 22,500 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2025
(4)	Consists of 22,500 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2025
(5)	Consists of 75,000 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2025
(6)	Consists of 22,500 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2025
(7)	Consists of (a) 7,539 shares of common stock and (b) 1,000 shares of common stock issuable upon exercise of options exercisable within 60 days of March 31, 2025.
(8)	Consists of (i) 9,675,684 shares of Common Stock directly held by Perceptive Life Sciences Master Fund, Ltd. (the “Master Fund”), (ii) warrants directly held by the Master Fund exercisable into 5,445,069 shares of Common Stock, and (iii) 200,902 shares of Common Stock directly held by C2 Life Sciences LLC (“C2”). Perceptive Advisors LLC (the “Advisor”) serves as the investment manager of the Master Fund and C2. Joseph Edelman serves as the managing member of the Advisor. Accordingly, the Advisor and Mr. Edelman have voting and investment discretion with respect to, and may be deemed to beneficially own, the shares of Common Stock and warrants held of record by the Master Fund and C2. The Advisor does not directly hold any shares of Common Stock or warrants. The principal business address of each of these persons and entities is 51 Astor Place, 10th Floor, New York, NY 10003. The ownership percentages reported are based on the sum of: (i) 15,381,565 outstanding shares of Common Stock as of March 31, 2025, and (ii) 5,445,069 shares of Common Stock issuable upon the exercise of warrants.
(9)	Consists of (i) warrants held directly by RA Capital Healthcare Fund, L.P. (“RA Capital Fund”) that are exercisable for an aggregate of up to 1,140,000 shares of Common Stock, (ii) warrants held directly by RA Capital Nexus Fund II, L.P. (“Nexus Fund II”) that are exercisable for an aggregate of up to 60,000 shares of Common Stock, and (iv) pre-funded warrants held directly by RA Capital Fund exercisable into 670,000 shares of Common Stock.

RA Capital Healthcare Fund GP, LLC is the general partner of RA Capital Fund and RA Capital Nexus Fund II GP, LLC is the general partner of Nexus Fund II. The general partner of RA Capital is RA Capital Management GP, LLC, of which Peter Kolchinsky and Rajeev Shah are the controlling persons. RA Capital serves as investment adviser for each of RA Capital Fund and Nexus Fund II and may be deemed a beneficial owner, for purposes of Section 13(d) of the Act, of any securities of Adagio held by RA Capital Fund or Nexus Fund II. Each of RA Capital Fund and Nexus Fund II has delegated to RA Capital Management, L.P. (“RA Capital”) the sole power to vote and the sole power to dispose of all securities held in its portfolio, including the shares of Common Stock reported herein. As managers of RA Capital, Dr. Kolchinsky and Mr. Shah may be deemed beneficial owners, for purposes of Section 13(d) of the Act, of any securities of the Issuer beneficially owned by RA Capital. The warrants contain provisions that preclude the exercise of such warrants to the extent that, following exercise, the holder, together with its affiliates and other attribution parties, would own more than 9.99% of the Common Stock outstanding. RA Capital Fund and Nexus Fund II are currently prohibited from exercising the warrants to the extent that such exercise would result in beneficial ownership of more than 1,536,618618 shares of Common Stock. The principal business address of the persons and entities listed above is 200 Berkeley Street, 18th Floor, Boston, MA 02116.

(10)	Consists of (i) 480,855 shares of Common Stock and (ii) warrants exercisable into 406,160 shares of Common Stock beneficially held by Shaolin Capital Management LLC, a company incorporated under the laws of State of Delaware, which serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, DS Liquid DIV RVA SCM LLC and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC being managed accounts advised by the Shaolin Capital Management LLC, as reported on the Schedule 13G filed on February 14, 2024. Shaolin Capital Management LLC is deemed to have sole voting and dispositive power with respect to the Common Stock beneficially held by it, as reported on the Schedule 13G filed on February 14, 2024. The business address for the reporting person is 230 NW 24th Street, Suite 603, Miami, FL 33127.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2024.

				Number of securities
				remaining available
			Weighted-average	for issuance under
	Number of securities		exercise price of	equity compensation
	to be issued upon		outstanding	plans (excluding
	exercise of outstanding		options, warrants	securities reflected in
	options, warrants and		and rights	column (a))
Plan Category	rights (a)(#)		(b)($)	(c)(#)
Equity compensation plans approved by security holders
2024 Equity Incentive Plan	7,587	(1)	$8.97	4,465,006	(2)
2024 Key Employee Equity Incentive Plan	—		—	3,354,445
2024 Employee Stock Purchase Plan	—		—	441,293	(3)
Total	7,587		—	8,260,744
(1)	Upon the consummation of the Business Combination, 45,544 In-the-Money Legacy Adagio Options were canceled and extinguished in exchange for 7,587 options to purchase the Company’s Common Stock.
(2)	Our 2024 Equity Incentive Plan provides that the total number of shares of our common stock reserved for issuance thereunder will automatically increase on January 1st of each calendar year for a period of up to 10 years, beginning on January 1, 2025, and ending on (and including) January 1, 2034, in an amount equal to the lesser of (A) five percent (5%) of the shares of Common Stock outstanding on a fully diluted basis on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of Company’s Common Stock as determined by the Board or the compensation committee thereof. Accordingly, on January 1, 2025, the number of shares of common stock available for issuance under our 2024 Equity Incentive Plan increased by 1,725,144 shares. This increase is not reflected in the table above.
(3)	The 2024 Employee Stock Purchase Plan provides that the total number of shares reserved for issuance thereunder will automatically increase on January 1 of each year beginning on January 1, 2025, and continuing through (and including) January 1, 2034, by the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year or (b) a lesser number determined by our Board prior to the applicable January 1st.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than the compensation arrangements for our directors and executive officers, which are described in the section of this Amendment entitled “Executive Compensation”, below is a description of transactions since January 1, 2023, to which Adagio was a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000 or 1% of our average total assets at year-end for the last two completed fiscal years; and
●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Related Party Transactions

Certain agreements were entered into pursuant to the Business Combination Agreement. The agreements described in this section are filed as exhibits to this Amendment, and the following descriptions are qualified by reference thereto. These agreements include:

●	Subscription Agreements
●	Convertible Security Subscription Agreement
●	Investor Rights Agreement
●	Sponsor Letter Agreement
●	Adagio Stockholder Transaction Support Agreement
●	Registration Rights Agreement

PIPE Financing

Pursuant to amended and restated subscription agreements, dated July 31, 2024 (the “Subscription Agreements”), by and among the Company, ARYA and, certain investors (the “PIPE Investors”), the PIPE Investors committed financing valued at approximately $64,500,000 (the “PIPE Financing”). The PIPE Financing is comprised of: (i) commitments by certain investors to subscribe for and purchase Class A ordinary shares of ARYA in the open market for $2,500,000 and not to redeem such shares prior to the Closing Date; (ii) commitments by certain investors that were shareholders of ARYA not to redeem approximately 247,700 Class A ordinary shares of ARYA; (iii) agreements to subscribe for and purchase at Closing approximately 1,036,666 shares of Common Stock and approximately 1,440,000 warrants and 670,000 pre-funded warrants for an aggregate purchase price of approximately $12,000,000; (iv) the contribution of $29,500,000 of convertible promissory notes to Legacy Adagio and any interest that has been accruing and will remain unpaid thereon prior to Closing pursuant to the terms of the Subscription Agreement executed by the Perceptive PIPEPIPE Investor; and (v) an additional cash investment by Perceptive Life Sciences Master Fund, Ltd. (the “Perceptive PIPE Investor”) of approximately $15,875,568.

Convertible Security Financing

In connection with the Business Combination, certain investors (“Convert Investors”) executed a securities purchase agreement, dated February 13, 2024, with Adagio (the “Convertible Security Subscription Agreement”), pursuant to which we issued on the Closing Date to the Convert Investors $20.0 million of 13% senior secured convertible notes (the “Convertible Notes”), which will be convertible into shares of Common Stock at a conversion price of $10.00 per share, subject to adjustment, and warrants (the “Convert Warrants”), each Convert Warrant being exercisable on a cashless basis or for cash at a price of $24.00 per share, subject to adjustment (the “Convertible Security Financing”). Such $20,000,000 of financing in the form of Convertible Notes included the conversion of a $7.0 million convertible promissory note of Legacy Adagio (the “2024 Bridge Financing Note”) concurrently issued pursuant to a note purchase agreement, dated February 13, 2024, by and among the Perceptive PIPE Investor, Legacy Adagio and ListCo (the “2024 Bridge Financing Note Subscription Agreement”), into a Convertible Note and Convert Warrants at Closing. The Convertible Notes have a maturity of three years and nine months after Closing and interest will be payable in cash or compound as additional principal outstanding. On the Closing Date, pursuant to the terms of the 2024 Bridge Financing Note and the 2024 Bridge Financing Note Subscription Agreement, the 2024 Bridge Financing Note converted into $7,000,000 in aggregate principal amount Convertible Note and 525,000 Convert Warrants on the same terms as the other Convert Investors that executed the Convertible Security Subscription Agreement.

Investor Rights Agreement

On February 13, 2024, ARYA, Adagio, and the other parties thereto, entered into the Investor Rights Agreement pursuant to which, among other things, certain stockholders and investors were granted certain customary registration rights. Further, subject to customary exceptions set forth in the Investor Rights Agreement, the shares of Common Stock beneficially owned or owned of record by ARYA Sciences Holdings IV, a Cayman Islands exempted company (the “Sponsor”), certain officers and directors of ARYA and Adagio, and certain other holders (including any shares of Common Stock issued pursuant to the Business Combination Agreement or the PIPE Financing) will be subject to a lock-up period beginning on the Closing Date until the date that is the earlier of (i) 365 days following the Closing Date (or six months after the Closing Date for certain holders) or (ii) the first date subsequent to the Closing Date with respect to which the closing price of the shares of Common Stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date.

Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor, each holder of Class B ordinary shares of ARYA (together with the Sponsor, the “Class B Shareholders”), including ARYA’s directors and officers (together with the Class B Shareholders, the “Insiders”), Adagio and Legacy Adagio entered into a letter agreement (the “Sponsor Letter Agreement”), pursuant to which, among other things, (i) each of the Insiders and ARYA agreed to terminate the lock-up provisions contained in the Letter Agreement between ARYA, the Sponsor and the other parties thereto, and to replace such lock-up provisions with the transfer restrictions included in the Investor Rights Agreement and (ii) the Sponsor agreed that 1,147,500 shares of Common Stock issued to the Sponsor will be subject to the vesting of the 1,147,500 shares of Common Stock, which will vest if the post-Closing share price of the Common Stock exceeds $24.00 per share.

Adagio Stockholder Transaction Support Agreements

Pursuant to the Business Combination Agreement, certain stockholders of Legacy Adagio entered into transaction support agreements  with ARYA and Legacy Adagio, pursuant to which such stockholders of Legacy Adagio agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the transactions contemplated thereby and (ii) be bound by certain other covenants and agreements related to the Business Combination.

Registration Rights Agreement

In connection with the closing of the Convertible Security Financing, Adagio and the Convert Investors entered into a registration rights agreement (the “Convert Registration Rights Agreement”), pursuant to which we are required to file a registration statement on Form S-3 or, if not available, Form S-1 (the “Convert Registration Statement”) with the SEC to register for resale all of the Registrable Securities (as defined in the Convert Registration Rights Agreement), as soon as practicable, but in no event later than 45 calendar days after the Closing. In the event that the number of shares registered for resale under the Convert Registration Statement is insufficient to cover all of the Registrable Securities, we will amend the Convert Registration Statement or file with the SEC a new registration statement to cover at least the Required Registration Amount (as defined in the Convert Registration Rights Agreement) as of the trading day immediately preceding the date of the filing of such amendment or new registration statement, as soon as practicable, but in any event not later than 15 days after the necessity therefor arises.

If we fail to file the Convert Registration Statement when required, fails to obtain effectiveness by SEC when required or fails to maintain the effectiveness of the Convert Registration Statement pursuant to the terms of Section 2(e) of the Convert Registration Rights Agreement, then as partial relief for the damages to any holder by reason of any such delay in or reduction of, its ability to sell the underlying shares of Common Stock, we will be required to pay each holder of Registrable Securities relating to such Convert Registration Statement an amount equal to one percent of such Convert Investor’s original principal amount according to the timelines laid out in Section 2(e) of the Convert Registration Rights Agreement.

The foregoing descriptions of the Convert Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions thereof, the form of which is incorporated herein by reference.

Indemnification Agreements

Our Charter provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law, subject to certain exceptions.

We also entered into indemnification agreements with each of its directors and executive officers. The indemnification agreements provide the indemnitees with contractual rights to indemnification, and expense advancement and reimbursement, to the fullest extent permitted under Delaware law, subject to certain exceptions contained in those agreements.

Family Relationships

Olav Bergheim, our former Chief Executive Officer and Chairman of the Board, is father to Hakon Bergheim, our former Chief Operating Officer. There are no family relationships among any of our current directors or executive officers.

Related Person Transaction Policy

The Board adopted a written related person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” For purposes of our policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we or any of our subsidiaries are participants involving an amount that exceeds $120,000, in which any “related person” has a material interest.

Transactions involving compensation for services provided to us as an employee, consultant or director will not be considered related person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of our voting securities (including Common Stock), including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of our voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related person transaction to the Audit Committee (or, where review by the Audit Committee would be inappropriate, to another independent body of the Board) for review. To identify related person transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, the Audit Committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:

●	the risks, costs, and benefits to us;
●	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
●	the terms of the transaction;
●	the availability of other sources for comparable services or products; and
●	the terms available to or from, as the case may be, unrelated third parties.

The Audit Committee will approve only those transactions that it determines are fair to us and in our best interests. All of the transactions described above were entered into prior to the adoption of such policy.

Director Independence

The Board has undertaken a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, the Board has determined that the following five directors are independent directors within the meaning of applicable rules and regulations of the SEC and Nasdaq listing rules: Ms. Gardiner, Mr. Moran, Dr. Cox, Ms. Mishan and Dr. Mirsaeedi-Farahani. Mr. Usen is not independent due to his position as Chief Executive Officer of the Company.

Item 14. Principal Accountant Fees and Services.

The following table represents aggregate fees billed to the Company (including Legacy Adagio) for the fiscal years ended December 31, 2024, and 2023, by WithumSmith+Brown, PC, Princeton, New Jersey (PCAOB ID: 100), the Company’s principal accountant.

	Fiscal Year Ended
	December 31,
	2024	2023

	(in thousands)
Audit Fees	$647,050	$303,200
All Other Fees	676,500	—
Total Fees	$1,323,550	$302,200

Audit fees consist of fees billed for professional services provided in connection with the audit of our annual financial statements, the review of our quarterly financial statements, and audit services that are normally provided by the independent registered public accounting firm in connection with regulatory filings.

All Other Fees represent fees for reporting matters associated with the Company’s initial public offering and assistance with the registration statement, including issuing comfort letters and consents in connection with SEC filings other than the annual audit.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm, WithumSmith+Brown, PC. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the rendering of services other than audit services by WithumSmith+Brown, PC is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b).Exhibits:

The exhibits listed below are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

		Incorporated by Reference
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date

2.1	Business Combination Agreement, dated as of February 13, 2024, by and among Aja HoldCo, Inc., ARYA Sciences Acquisition Corp IV, Aja Merger Sub 1, Aja Merger Sub 2, Inc. and Legacy Adagio	8-K	001-42199	2.1	08/06/2024
2.2	Consent and Amendment No. 1 to the Business Combination Agreement, dated as of June 25, 2024, by and among ARYA Sciences Acquisition Corp IV and Legacy Adagio	8-K	001-42199	2.2	08/06/2024
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-42199	3.1	08/06/2024
3.2	Amended and Restated By-Laws of the Company	8-K	001-42199	3.2	08/06/2024
4.1	Form of Base Warrant Agreement	8-K	001-42199	4.1	08/06/2024
4.2	Form of Pre-Funded Warrant Agreement	8-K	001-42199	4.2	08/06/2024
4.3	Form of Convert Warrant Agreement	8-K	001-42199	4.3	08/06/2024
4.4	Specimen Common Stock Certificate of Adagio	8-K	001-42199	4.4	08/06/2024
10.1	Form of Convertible Security Subscription Agreement	8-K	001-42199	10.1	08/06/2024
10.2	Investor Rights Agreement, dated as of February 13, 2024, by and among ARYA, ListCo, the Perceptive PIPE Investor, the Sponsor and the other parties thereto	8-K	001-42199	10.2	08/06/2024
10.3	Sponsor Letter Agreement, dated February 13, 2024, by and between ARYA Sciences Acquisition Corp, ARYA Sciences Holdings IV, Todd Wider, Michael Henderson, Leslie Trigg, Joseph Edelman, Adam Stone, Michael Altman, Konstantin Poukalov and Legacy Adagio	8-K	001-42199	10.3	08/06/2024
10.4	Form of Adagio Stockholder Transaction Support Agreement	8-K	001-42199	10.4	08/06/2024
10.5	Form of Adagio 2024 Equity Incentive Plan	8-K	001-42199	10.5	08/06/2024
10.6	Form of Adagio 2024 Key Employee Equity Incentive Plan	8-K	001-42199	10.6	08/06/2024
10.7	Form of Adagio 2024 Employee Stock Purchase Plan	8-K	001-42199	10.7	08/06/2024

10.8	Form of Adagio Indemnification Agreement	8-K	001-42199	10.8	08/06/2024
10.9	Convert Guaranty, dated as of July 31, 2024, by and among Adagio and the other parties thereto	8-K	001-42199	10.9	08/06/2024
10.10	Convert Security Document, dated as of July 31, 2024, by and among Adagio, Legacy Adagio, and the other parties thereto	8-K	001-42199	10.10	08/06/2024
10.11	Registration Rights Agreement dated as of July 31, 2024, by and among Adagio, Perceptive Life Sciences Master Fund, Ltd., and the other parties thereto	8-K	001-42199	10.11	08/06/2024
10.23	Offer Letter, dated July 31, 2024, between Legacy Adagio and Olav Bergheim	8-K	001-42199	10.23	08/06/2024
10.24	Tenth Amendment to the Facilities and Services Agreement, dated August 1, 2024, between Fjord Ventures, LLC and Legacy Adagio	10-K	001-42199	10.24	03/27/2025
10.25	Employment Resignation and Consulting Agreement, dated December 13, 2024, by and between the Company and Olav Bergheim	8-K	001-42199	10.1	12/16/2024
10.26	Offer Letter, dated December 12, 2024, by and between the Company and Todd Usen	8-K	001-42199	10.2	12/16/2024
10.27*	Offer Letter, dated April 18, 2023, between Legacy Adagio and John Dahldorf
10.28*	Separation Agreement and General Release, dated February 28, 2025, by and between the Company and Hakon Bergheim
19.1	Insider Trading Policy	10-K	001-42199	19.1	03/27/2025
23.1	Consent of WithumSmith+Brown, PC, independent registered public accounting firm for Adagio	10-K	001-42199	23.1	03/27/2025
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-42199	31.1	03/27/2025
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-42199	31.2	03/27/2025

31.3*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-42199	32.1	03/27/2025
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-42199	32.2	03/27/2025
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-42199	97.1	03/27/2025
101.INS	Inline XBRL Instance Document	10-K	001-42199	101.INS	03/27/2025
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-42199	101.CAL	03/27/2025
101.SCH	Inline XBRL Taxonomy Extension Schema Document	10-K	001-42199	101.SCH	03/27/2025
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-42199	101.DEF	03/27/2025
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	10-K	001-42199	101.LAB	03/27/2025
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-42199	101.PRE	03/27/2025
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.	10-K	001-42199	104	03/27/2025

*	Filed herewith
†

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Adagio Medical Holdings, Inc.

Date: April 30, 2025	By:	/s/ Todd Usen
Todd Usen
Chief Executive Officer and Director