Form 10-Q
period 2025-03-31
Adagio Medical Holdings, Inc.
filed 2025-05-15
CIK 2006986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 7, 2025, there were 15,381,565 shares of common stock, $0.0001 par value, issued and outstanding.

ADAGIO MEDICAL HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

		Page
PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2025 (Successor) (Unaudited) and December 31, 2024 (Successor)	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025 (Successor) and March 31, 2024 (Predecessor)	4

	Unaudited Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2025 (Successor) and March 31, 2024 (Predecessor)	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 (Successor) and March 31, 2024 (Predecessor)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	68

Item 4.	Controls and Procedures	69

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	70

Item 1A.	Risk Factors	70

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72

Item 3.	Defaults Upon Senior Securities	72

Item 4.	Mine Safety Disclosures	72

Item 5.	Other Information	72

Item 6.	Exhibits	72

SIGNATURES		74

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to continue to develop innovative, proprietary products that address significant clinical needs in a manner that is safe and effective for patients and easy-to-use for physicians;

•our ability obtain and maintain regulatory clearances or approvals;

•our ability to demonstrate safety and effectiveness in our sponsored and third-party clinical trials;

•our ability to expand our sales force across key markets to increase physician awareness;

•our ability to obtain and maintain coverage and adequate reimbursement for procedures using our products;

•our ability to attract and retain skilled research, development, sales and clinical personnel;

•our ability to cost-effectively manufacture, market and sell our products;

•our estimates of our market opportunity;

•our expectations regarding the scope of protection from intellectual property rights covering our products;

•developments or disputes concerning our intellectual property or other proprietary rights;

•timing of and results from our clinical trials and other studies;

•marketing clearances and authorization from the FDA and regulators in other jurisdictions;

•timing of regulatory filings and feedback;

•competition in the markets we serve;

•our expectations of the reliability and performance of our products;

•our expectations of the benefits of our products to patients, providers, and payors;

•

the impact of proposed tariffs on our business, including the impact on gross margins related to our international product sales and the impact of resulting economic uncertainty on demand for our products;

•

factors impacting the supply chains we rely on, including tariffs and the availability of raw materials and skilled labor serving our suppliers, and the cost of these factors of production which may in turn impact the prices we pay for our devices;

•	our reliance on a limited number of suppliers, including sole source suppliers, which may impact the availability of instruments and materials;

•our ability to sustain or increase demand for our products;

•our estimates regarding our costs and risks associated with our international operations and expansion;

•	the effects of our corporate prioritization initiative and our expectations regarding our ability to retain and recruit key personnel;

•our ability to attract and retain employees, including those with specialized skills and experience;

•our expectations regarding acquisitions and strategic operations;

•our ability to access capital markets;

•our ability to fund our working capital requirements;

•our compliance with, and the cost of, federal, state, and foreign regulatory requirements;

•the factors that may impact our financial results;

•anticipated trends and challenges in our business and the markets in which we operate; and

•our ability to continue as a going concern.

You should not rely on forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the header “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained herein. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made, and we undertake no obligation to update them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

References in this Quarterly Report on Form 10-Q to “we,” “us,” “ListCo” or the “Company” refer to Adagio Medical Holdings, Inc. and its consolidated subsidiaries at and after the consummation of the Business Combination (as defined below). References to our “management” or our “management team” refer to our officers and directors. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

We may announce material business and financial information to our investors using our investor relations website (www.us.adagiomedical.com/investors). We therefore encourage investors and others interested in Adagio Medical Holdings, Inc to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission (the “SEC”) webcasts, press releases and conference calls.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Adagio Medical Holdings Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	Successor	Successor
	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$12,963	$20,586
Accounts receivable, net	1	35
Inventory, net	2,310	2,566
Prepaid expenses	1,592	1,940
Other current assets	507	222
Total current assets	17,373	25,349
Property and equipment, net	2,093	1,961
Right-of-use assets, net	925	188
Intangible assets, net	6,969	6,969
Goodwill, net	13,967	13,967
Other assets	11	14
Total assets	$41,338	$48,448
Liabilities, convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$2,647	$2,840
Accrued liabilities	3,096	3,676
Operating lease liabilities, current	263	143
Total current liabilities	6,006	6,659
Operating lease liabilities, long-term	668	46
Convertible notes payable, net	17,652	17,180
Warrant liabilities	114	152
Deferred tax liabilities, net	883	883
Other long-term liabilities	3,616	3,616
Total liabilities	28,939	28,536
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value; 210,000,000 shares authorized at March 31, 2025 and December 31, 2024; 15,381,565 and 15,198,232 shares issued and outstanding at March 31, 2025 and December 31, 2025, respectively	2	2
Additional paid-in capital	90,713	90,495
Accumulated other comprehensive income (loss)	(60)	1
Accumulated deficit	(78,256)	(70,586)
Total stockholders’ equity	12,399	19,912
Total liabilities, convertible preferred stock, and stockholders’ equity	$41,338	$48,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adagio Medical Holdings Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31
	2025	2024
	Successor	Predecessor

Revenue	$—	$26
Cost of revenue and operating expenses:
Cost of revenue	253	542
Research and development	3,659	3,469
Selling, general, and administrative	3,485	4,830
Total cost of revenue and operating expenses	7,397	8,841
Loss from operations	(7,397)	(8,815)
Other income (expense):
Convertible notes fair value adjustment	190	1,673
Warrant liabilities fair value adjustment	38	(80)
Interest expense	(662)	(754)
Interest income	164	1
Other expense, net	(46)	(43)
Total other (expense) income, net	(316)	797
Net loss	$(7,713)	$(8,018)
Other comprehensive loss:
Foreign currency translation adjustment	(61)	3
Comprehensive loss	$(7,774)	$(8,015)

Basic net loss per share	$(0.50)	$(10.28)
Diluted net loss per share	$(0.51)	$(10.28)
Weighted-average shares used to compute net loss per common share, basic and diluted	15,375,521	779,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adagio Medical Holdings Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2025
							Accumulated
					Additional		Other	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2024 (Successor)	—	$—	15,198,232	$2	$90,495	$(70,586)	$1	$19,912
Foreign currency translation adjustment	—	—	—	—	—	43	(61)	(18)
Issuance of Waiver Shares	—	—	183,333	—	—	—	—	—
Stock-based compensation	—	—	—	—	218	—	—	218
Net loss	—	—	—	—	—	(7,713)	—	(7,713)
Balance as of March 31, 2025 (Successor)	—	$—	15,381,565	$2	$90,713	$(78,256)	$(60)	$12,399

	Three Months Ended March 31, 2024
							Accumulated
					Additional		Other	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity (Deficit)
Balance as of December 31, 2023 (Predecessor)	4,939,946	$91,469	779,908	$1	$1,608	$(135,205)	$17	$(133,579)
Foreign currency translation adjustment	—	—	—	—	—	—	3	3
Stock option exercises	—	—	161	—	1	—	—	1
Stock-based compensation	—	—	—	—	110	—	—	110
Net loss	—	—	—	—	—	(8,018)	—	(8,018)
Balance as of March 31, 2024 (Predecessor)	4,939,946	$91,469	780,069	$1	$1,719	$(143,223)	$20	$(141,483)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adagio Medical Holdings Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
	Successor	Predecessor

Cash flows from operating activities:
Net loss	$(7,713)	$(8,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	271	330
Non-cash operating lease expense	—	42
Stock-based compensation	218	110
Provision for inventory impairment	—	82
Amortization of term loan discount	—	5
Change in fair value of convertible notes payable	(190)	(1,673)
Change in fair value of warrant liabilities	(38)	80
Net change in operating assets and liabilities:
Accounts receivable, net	34	70
Inventory, net	256	(281)
Prepaid expenses and other current assets	63	90
Accounts payable	(193)	884
Accrued liabilities	(577)	678
Accrued transaction costs	—	199
Other accrued liabilities	658	706
Operating lease liabilities	—	(43)
Net cash used in operating activities	(7,211)	(6,739)
Cash flows from investing activities:
Purchases of property and equipment	(335)	(162)
Net cash used in investing activities:	(335)	(162)
Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	10,000
Repayment of non-convertible term loan	—	(429)
Net cash provided by financing activities	—	9,571
Effect of foreign currency translation on cash and cash equivalents	(77)	30
Net change in cash and cash equivalents	(7,623)	2,700
Cash and cash equivalents, at beginning of period	20,586	1,383
Cash and cash equivalents, at end of period	$12,963	$4,083

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$43

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adagio Medical Holding, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 - Description of Organization and Business Operations

Our Company

Adagio Medical Holding, Inc. (formerly known as Aja Holdco, Inc.), together with its wholly-owned subsidiaries (collectively, the “Company” or the “Successor”), is a medical technology company focused on the development and commercialization of ablation technologies for the treatment of cardiac arrhythmias. The Company’s technologies are based  on its proprietary ultra-low temperature cryoablation (“ULTC”) and pulsed field cryoablation (“PFCA”) platforms, which are designed to produce durable, contiguous, transmural lesions anywhere in the heart using the Company’s differentiated consoles and catheters. Legacy Adagio (as defined below) received CE Mark in Europe for its iCLAS™ Cryoablation System for atrial fibrillation and vCLASTM Cryoablation System for ventricular tachycardia (VT) in June 2020 and March 2024, respectively. The vCLASTM Cryoablation System is currently the subject of the Company’s FULCRUM-VT IDE Study, which is intended to support FDA approval of that system. The Company is headquartered in Laguna Hills, California.

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

Refer to Note 3 - Forward Merger for details of the Business Combination.

The Company’s Common Stock (as defined below) began trading on the Nasdaq Capital Market on August 1, 2024, under the symbol “ADGM”.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has limited revenue and has experienced recurring operating losses and negative cash flows from operations since its inception and anticipates that it will continue to do so for at least the next several years.

As of March 31, 2025, the Successor had cash and cash equivalents of $13.0 million, and an accumulated deficit of $78.3 million. For the three months ended March 31, 2025 (Successor) and March 31, 2024 (Predecessor), net loss was $7.7 million and $8.0 million, respectively. The net cash used in operating activities was $7.2 million and $6.7 million, respectively.

Pursuant to ASC 205, Presentation of Financial Statements, the Company is required to and does evaluate at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Management has concluded that the Company's current cash and cash equivalents are not sufficient to fund operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements. Management believes that this raises substantial doubt about the Company’s ability to continue as a going concern.

Management intends to mitigate the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern entity by (i) negotiating other cash equity or debt financing in the short-term, (ii) continuing to pursue the necessary regulatory approvals to launch commercially in the U.S. market, and (iii) executing cost-cutting measures to manage cash burn. However, there can be no assurances that the current plans will generate any liquidity to the Company or be available on terms acceptable to the Company.

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

In February 2025, the Company implemented a corporate prioritization initiative focusing all resources on the FULCRUM-VT clinical trial activities and the Company’s new product design optimization program, which has been designed to advance faster innovation and iteration to meet market demands. The Company incurred one-time expenses related to these events during the three months ended March 31, 2025.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Certain information and disclosures normally included in consolidated financial statements presented in accordance with U.S. GAAP have been condensed or omitted. Certain reclassifications have been made to the condensed consolidated financial statements for the year ended December 31, 2024, to conform to the current period presentation. These reclassifications had no impact on comprehensive loss, total assets, total liabilities, or stockholders’ equity. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”) filed with the Securities and Exchange Commission, or SEC, on March 27, 2025.

As a result of the Business Combination, for accounting purposes, ListCo is the acquirer and Legacy Adagio is the accounting acquiree and predecessor. The financial statement presentation includes the financial statements of Legacy Adagio as “Predecessor” for the periods prior to the Closing Date (the “Predecessor Period(s)”), and of the Company as “Successor” for the periods after the Closing Date (the “Successor Period(s)”), including the consolidation of Legacy Adagio and ARYA. The Successor Period includes the Company’s results of operations and cash flows for the periods from July 31, 2024, through March 31, 2025.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations and comprehensive loss, the condensed consolidated statements of convertible preferred stock and stockholders' equity, for the three months ended March 31, 2025 (Successor), and the three months ended March 31, 2024 (Predecessor), the condensed consolidated statements of cash flows for the three months ended March 31, 2025 (Successor), and the three months ended March 31, 2024 (Predecessor), and the related footnote disclosures are unaudited.

These unaudited interim financial statements have been prepared in accordance with U.S. GAAP and, in management’s opinion, reflect all adjustments which only include normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2025 (Successor) and its results of operations and comprehensive loss for the three months ended March 31, 2025 (Successor) and 2024 (Predecessor), and cash flows for the three months ended March 31, 2025 (Successor) and 2024 (Predecessor).

The results for the three months ended March 31, 2025 (Successor) and March 31, 2024 (Predecessor) are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or any other interim period.

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

Revenue Recognition

The Company generates product revenue primarily from the sale of cryoablation catheters (the “Consumables”) used with the Company’s cryoablation consoles (“Consoles”). The Company sells its products directly to hospitals and medical centers. To a lesser extent, the Company also generates lease revenue from the implied rental of Consoles loaned to customers at no charge.

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

When the Company loans the Console to the customer, it retains title to the Console at all times and does not require minimum purchase commitments from the customer related to any Consumables. In such cases, the Company invoices the customer for the Consumables based on customer orders received. Over time, the Company expects to recover the cost of the loaned Console through the customer’s continued purchasing and use of additional Consumables. For these reasons, the Company has determined that part of the arrangement consideration for the Consumables is an implied rental payment for use of the Console. Therefore, the Company allocates the arrangement consideration between the lease components (i.e., the Console) and non-lease components (i.e., the Consumables) based on the relative estimated standalone selling price of each distinct performance obligation consistent with ASC 842, Leases and ASC 606. Revenue allocated to the lease components was not material for the March 31, 2024 (Predecessor), and three months ended March 31, 2025 (Successor).

Revenue from sales to customers of the Consumables is classified as revenue in the Company's condensed consolidated statements of operations and comprehensive loss. The delivery of the Consumables are performance obligations satisfied at a point in time, when the control of the goods is transferred to the customer (i.e., FOB Shipping Point). Revenue is recognized when control is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the product.

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

For the three months ended March 31, 2025 (Successor), and three months ended March 31, 2024 (Predecessor), revenue was generated only from European markets.

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

The Company’s intangible assets subject to amortization and other long-lived assets, are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. The Company reviews long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair value and the loss is recognized in the condensed consolidated statements of operations.

Indefinite-lived intangible assets consist of In-Process Research and Development (“IPR&D”). Intangible assets with indefinite lives are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. No impairment charges were recorded for the three months ended March 31, 2025 (Successor). Legacy Adagio did not have material intangible assets.

Goodwill

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company tests goodwill for impairment at the reporting unit level. The Company has one reporting unit for the goodwill impairment testing purposes. Goodwill is tested for impairment on an annual basis in the fourth quarter, or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not be recoverable (a “triggering event”). On the occurrence of a triggering event, an entity has the option to first assess qualitative factors to determine whether a quantitative impairment test is necessary. If it is more likely than not that goodwill is impaired, the fair value of the reporting unit (the Company) is compared with its carrying value. An impairment charge is recognized for the amount by which the carrying amount exceeds the fair value, provided the loss recognized cannot exceed the total amount of goodwill. No goodwill impairment charges were recorded for the three months ended March 31, 2025 (Successor). Legacy Adagio did not have goodwill.

Concentrations

The Company had two suppliers exceed 10% of total accounts payable as of March 31, 2025 (Successor), representing 56% of accounts payable. The Company had two suppliers exceed 10% of total accounts payable as of December 31, 2024 (Successor), representing 55% of accounts payable.

The Company’s five and ten largest suppliers accounted for approximately 30% and 43%, respectively, of the Company’s expenditures for the three months ended March 31, 2025 (Successor).

The Company’s five and ten largest suppliers accounted for approximately 54% and 60%, respectively, of the Company’s expenditures for the three months ended March 31, 2024 (Predecessor).

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and finite-lived intangible assets, for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when the asset’s carrying value exceeds the total undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined as the excess of the carrying value of the asset over its fair value. For the three months ended March 31, 2025 (Successor) and the three months ended March 31, 2024 (Predecessor), the Company determined that there was no impairment of long-lived assets.

Foreign Currency Translation and Transactions

The assets, liabilities, and results of operations of Adagio Medical GmbH are recorded using the Euro as the designated functional currency, which is the currency of the primary economic environment in which Adagio Medical GmbH operates. Consequently, transactions in currencies other than Euro are measured and recorded in Euro. Upon consolidation with the Company, its assets and liabilities are translated to U.S. Dollars at currency exchange rates as of the condensed consolidated balance sheet date and its revenues and expenses are translated at the weighted-average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating this entity’s financial statements are reported in accumulated other comprehensive loss in the condensed consolidated balance sheets and foreign currency translation adjustment in the condensed consolidated statements of operations and comprehensive loss.

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

The Company determines whether a contract is or contains a lease at the inception of the contract. A contract will be deemed to be or contain a lease if the contract conveys the right to control and direct the use of identified property, or equipment for a period of time in exchange for consideration. The Company generally must also have the right to obtain substantially all of the economic benefits from the use of the property and equipment.

The Company uses the implicit rate in the lease agreement, when readily available, or its incremental borrowing rate as the basis to calculate the present value of future lease payments at lease commencement. The incremental borrowing rate represents the rate the Company would have to pay to borrow funds on a collateralized basis over a similar term and in a similar economic environment.

In calculating the right-of-use asset and lease liability, the Company elected to combine lease and non-lease components for its real estate leases. The Company adopted the policy election to exclude short-term leases having initial terms of twelve months or less from the initial recognition provisions of ASC 842. Refer to Note 11 - Operating Leases for additional details.

The Company's implied rental agreements for its Consoles qualify as operating leases and as such, revenue is recognized in accordance with ASC 842, Leases and ASC 606, Revenue from Contracts with Customers. Revenue allocated to the lease components was not significant for the three months ended March 31, 2025 (Successor), and three months ended March 31, 2024 (Predecessor).

Cost of Revenue

Cost of revenue includes raw materials, direct labor, manufacturing overhead, shipping and receiving costs and other less significant indirect costs related to the production of the Company’s products. Cost of revenue also includes the depreciation expense of Consoles loaned to the customers.

Research and Development

Research and development expenses consist primarily of salaries, consulting fees, and employee-related costs (including stock-based compensation) for personnel directly engaged in research and development activities, clinical trial expenses, equipment costs, material costs, allocated rent and facilities costs, and depreciation. Research and development costs are expensed as incurred.

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

Fair Value Measurements

Fair value measurements are based on the premise that fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the following three-tier fair value hierarchy is used in determining the inputs for measuring fair value:

•Level 1-Quoted prices in active markets for identical assets or liabilities.

•	Level 2-Observable inputs other than Level 1 prices for similar assets or liabilities that are directly or indirectly observable in the marketplace.

•

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

Fair Value Option for Convertible Notes

As permitted under ASC 825, Financial Instruments (“ASC 825”), Legacy Adagio elected the fair value option to account for the convertible securities notes issued in October 2022 (the “October 2022 Convertible Notes”), April 2023 (the “April 2023 Convertible Notes”), November 2023 (the “November 2023 Convertible Notes”), February 2024 (the “February 2024 Convertible Notes”, or the “2024 Bridge Financing Notes”), May 2024 (the “May 2024 Convertible Notes”), June 2024 (the “June 2024 Convertible Notes”), and July 2024 (the “July 2024 Convertible Notes”) (collectively, “Legacy Adagio Convertible Notes”), and the Company elected the fair value option to account for the Convertible Securities Notes, in order to measure those liabilities at amounts that more accurately reflect the current economic environment in which the Legacy Adagio and the Company operated.

The Convertible Securities Notes mentioned above were recorded at fair value at issuance and subsequently were remeasured to fair value at the end of each reporting period. The change in fair value of the Convertible Securities Notes, including amounts related to interest, is recorded in “Convertible notes fair value adjustment”.

As a result of applying the fair value option, direct costs and fees related to the issuance of the Convertible Securities Notes were expensed as incurred (i.e., not recognized as deferred costs). Refer to Note 4 - Fair Value Measurements for further detail.

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

The Company and Legacy Adagio determine the classification of warrants based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments and meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are classified as liabilities and are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the liability-classified warrants are recognized in warrant liabilities fair value adjustment in the condensed consolidated statements of operations and comprehensive loss.

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

Refer to Note 10 - Warrants for additional information related to the warrants.

Term Loan (Predecessor)

The Company accounts for the Predecessor term loan at residual value on the date of issuance. The expected life of the term loan is the contractual term ending on the maturity date. The Company classifies the term loan as current liabilities within twelve months of the maturity date or when otherwise due. Interest expense is recognized in the condensed consolidated statements of operations and comprehensive loss over the contractual term of the loan. Refer to Note 9 - Debt for additional information related to the term loan.

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

As the Legacy Adagio preferred stock was considered to be contingently redeemable, the Legacy Adagio preferred stock was classified outside of permanent equity.

Stock-Based Compensation

The Company recognizes compensation expense for all stock-based awards issued to employees and non-employees based on the estimated grant-date fair value, which is recognized as expense on a straight-line basis over the requisite service period. The Company has elected to recognize forfeitures as they occur. The fair value of stock options is determined using the Black-Scholes-Merton option-pricing model. The determination of fair value for stock-based awards on the date of grant using an option-pricing model requires management to make certain assumptions including expected volatility, expected term, risk-free interest rate and expected dividends in addition to the Company’s common stock valuation. Refer to Note 14 - Stock-Based Compensation.

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

ASU 2019-12, Simplifying the Accounting for Income Taxes was adopted in the first quarter of 2021 and the Company has recorded franchise taxes not based on income outside of income tax expense. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on its condensed consolidated balance sheets and has not recognized interest and/or penalties in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 (Predecessor), and March 31, 2024 (Predecessor), respectively.

To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits. Refer to Note 16 - Income Taxes for additional details.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This new standard will be effective for public reporting for the annual periods beginning the year ended December 31, 2025. The new standard permits early adoption and can be applied prospectively or retrospectively. The Company is currently assessing the effect that the updated standard will have on its financial statement disclosures.

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

Description of the Transaction

Upon the consummation of the Business Combination,

a)	Each issued and outstanding Class A ordinary share of ARYA, par value $0.0001 per share, were automatically cancelled, extinguished and converted into one share of common stock, par value $0.0001 per share, of the Company (“Company’s common stock”).

b)	Each issued and outstanding Class B ordinary share of ARYA, par value $0.0001 per share, were automatically cancelled, extinguished and converted into the right to receive one share of the Company’s common stock, other than (i) 1,000,000 Class B ordinary shares that were forfeited by ARYA Sciences Holdings IV, a Cayman Islands exempted company (the “Sponsor”), and issued to the PIPE Investors (as defined below), including the Perceptive PIPE Investor (as defined below); (ii) 1,147,500 shares of the Company’s common stock issuable to the Sponsor that are subject to share trigger price vesting and will vest if, prior to the tenth anniversary of the Closing, the post-closing share price of the Company equals or exceeds $24.00 per share for any 20 trading days within any 30 trading day period (the “Share Trigger Price Vesting”).

c)	Each warrant of Legacy Adagio (other than the Series E Pre-funded Warrants) was terminated in accordance with the terms of the applicable warrant agreement.

d)	All issued and outstanding convertible promissory notes of Legacy Adagio (excluding the Bridge Financing Notes (as defined below) and the 2024 Bridge Financing Notes,), including any accrued and unpaid interest thereon, were automatically and fully converted into shares of Legacy Adagio common stock in accordance with the terms of such convertible promissory notes, and such convertible promissory notes were cancelled, satisfied, extinguished, discharged and retired in connection with such conversion.

e)	Each share of Legacy Adagio preferred stock, par value $0.001 per share, that was issued and outstanding were automatically converted into shares of Legacy Adagio common stock on a one-to-one basis.

f)	All issued and outstanding shares of Legacy Adagio common stock including Series E Pre-funded Warrants that had been issued and outstanding were automatically cancelled and extinguished and converted into shares of the Company’s common stock based on the exchange ratio set forth in the Business Combination Agreement.

g)	Each issued, outstanding and unexercised option to purchase Legacy Adagio common stock (“Legacy Adagio Option”) that had been vested prior to the Closing with an aggregate value that exceeded the aggregate exercise price of such Legacy Adagio Option (each an “In-the-Money Adagio Options”) were cancelled and extinguished in exchange for options to purchase shares of the Company’s common stock, and each issued and outstanding Legacy Adagio equity award (other than an In-the-Money Adagio Options) were automatically cancelled and extinguished for no consideration, and each holder thereof ceased to have any rights with respect thereto.

h)	$7.0 million of 2024 Bridge Financing Notes were converted into Convertible Securities Notes and Convert Warrants (as defined below).

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

(iii)Agreements by certain Other PIPE Investors to purchase 1,036,666 shares of the Company’s common stock, 1,440,000 Base Warrants, and 670,000 PIPE Pre-funded Warrants for a cash investment of $12 million in the Company.

(iv)Contribution of total $29.5 million in April 2023 Convertible Notes, November 2023 Convertible Notes, May 2024 Convertible Notes, June 2024 Convertible Notes, and July 2024 Convertible Notes (collectively, “Bridge Financing Notes”), and accrued interest of $1.7 million by the Perceptive PIPE Investor. A total of 4,372,607 shares of the Company’s common stock and 3,540,000 units of Base Warrants were issued to settle the Bridge Financing Notes and the accrued and unpaid interest.

(v)An additional cash investment of $15.9 million by the Perceptive PIPE Investor for a total of 2,250,352 shares of New Adagio Common Stock and 1,905,069 units of Base Warrants.

Further, in connection with the execution of the Business Combination Agreement, certain investors (“Convert Investors”) executed a securities purchase agreement, dated February 13, 2024, with ListCo (the “Convertible Security Subscription Agreement”), pursuant to which ListCo issued on the Closing Date to the Convert Investors $20.0 million of 13% senior secured convertible notes (the “Convertible Securities Notes”), which may be convertible into shares of the Company’s common stock at a conversion price of $10.00 per share, subject to adjustment, and 1,500,000 warrants (the “Convert Warrants”), each Convert Warrant being exercisable on a cashless basis or for cash at a price of $24.00 per share, subject to adjustment. Such $20.0 million of financing in the form of Convertible Securities Notes includes the conversion of the 2024 Bridge Financing Notes into Convertible Securities Notes and Convert Warrants at Closing. Refer to Note 9 - Debt for details.

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

ListCo is the primary beneficiary of Legacy Adagio. ListCo holds 100% of the voting rights of Legacy Adagio and controls the Board of Directors of Legacy Adagio. Therefore, ListCo has the sole power to control the significant activities that impact Legacy Adagio’s economic performance. ListCo’s equity interest in Legacy Adagio results in the right to receive benefits and the obligation to absorb the losses of Legacy Adagio that could be significant to ListCo.

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

The allocation of the purchase price was as follows (audited, in thousands):

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

	Number of Shares	Common Stock	APIC	Accumulated Deficit
ListCo closing equity as of July 30, 2024	—	—	$2,729	$(2,734)
Accumulated deficit carried over from ARYA	—	—	—	(14,089)
Contribution of cash proceeds in PIPE Financing	3,287,018	—	23,433	—
Conversion of ARYA convertible promissory Notes	355,100	—	3,551	—
Conversion of ARYA Class A ordinary shares and Class B ordinary shares	2,089,000	—	—	—
Conversion of Class A ordinary shares subject to redemption	123,520	—	1,361	—
Shares issued for acquisition of Legacy Adagio	6,771,769	1	53,546	—
Additional shares issued and reclassification of Class A ordinary shares subject to non-redemption agreements and open market subscription agreements	761,229	—	5,166	—
Successor’s opening equity (deficit) as of July 31, 2024 (Successor)	13,387,636	1	$89,786	$(16,823)

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

Assets and liabilities recognized at fair value on a recurring basis in the condensed consolidated balance sheets consist of cash equivalents, common stock warrant liabilities, pre-funded warrant liabilities, and convertible notes payables. These items are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The following tables summarize the Company’s financial instruments at fair value based on the fair value hierarchy for each class of instrument (in thousands):

March 31, 2025 (Successor)	Level 1	Level 2	Level 3
Assets:
Money market account	$11,469	$—	$—
Liabilities:
Convertible Securities Notes	$—	$—	$17,652
Convert Warrants	$—	$—	$114

December 31, 2024 (Successor)	Level 1	Level 2	Level 3
Assets:
Money market account	$19,014	$—	$—
Liabilities:
Convertible Securities Notes	$—	$—	$17,180
Convert Warrants	$—	$—	$152

There were no transfers made among the three levels in the fair value hierarchy for the three months ended March 31, 2025 (Successor) and March 31,2024 (Predecessor).

Legacy Adagio Convertible Notes (Predecessor)

Bridge Financing Notes (Predecessor)

On October 27, 2022, Legacy Adagio entered into a note purchase agreement with investors for the issuance and sale of convertible promissory notes with an aggregate principal amount of $9.5 million at an interest rate of eight percent (8.0%) per annum. On April 4, 2023, November 28, 2023, and February 13, 2024, the October 2022 Convertible Notes were amended. Upon the consummation of the Business Combination, the principal and the accrued interest of the October 2022 Convertible Notes were converted into shares of Legacy Adagio common stock. Further, on the Closing Date, Legacy Adagio common stock was converted to the Company’s common stock based on the exchange ratio set forth in the Business Combination Agreement. Refer to Note 9 - Debt for details.

On April 4, 2023, Legacy Adagio issued a $5.0 million convertible promissory note to Perceptive PIPE Investor that matured upon the termination of the Business Combination Agreement in accordance with its terms. The April 2023 Convertible Notes accrued simple interest at eight percent (8.0%) per annum. Additionally, Legacy Adagio obtained the right to issue up to $10.0 million in additional convertible promissory notes. On February 13, 2023, November 28, 2023, and February 13, 2024, the April 2023 Convertible Notes were amended. Prior to the Closing Date, the $15.0 million convertible promissory note had been drawn by Legacy Adagio.

On November 28, 2023, Legacy Adagio issued a $2.0 million convertible promissory note to Perceptive PIPE Investor that matured upon the termination of the Business Combination Agreement in accordance with its terms. The November 2023 Convertible Notes accrued simple interest at eight percent (8.0%) per annum. Additionally, Legacy Adagio obtained the right to issue up to $6.0 million in additional convertible promissory notes (“Delayed Draw Commitment”). On December 13, 2023, December 28, 2023, and February 13, 2024, the November 2023 Convertible Notes were amended. Prior to the Closing Date, the $8.0 million convertible promissory note had been drawn by Legacy Adagio.

On February 13, 2024, Legacy Adagio issued a $7.0 million convertible promissory note to Perceptive PIPE Investor that matured upon the termination of the Business Combination Agreement in accordance with its terms. The 2024 Bridge Financing Note accrued simple interest at eight percent (8.0%) per annum. Prior to the Closing Date, the $7.0 million convertible promissory note had been drawn by Legacy Adagio. Upon the consummation of the Business Combination, the 2024 Bridge Financing Note of $7.0 million converted into $7.0 million of the Company’s Convertible Securities Notes and 525,000 Convert Warrants. Refer to Note 9 - Debt for details.

On May 21, 2024, Legacy Adagio issued a $3.0 million convertible promissory note to Perceptive PIPE Investor that matured upon the termination of the Business Combination Agreement in accordance with its terms. The May 2024 Convertible Notes accrued simple interest at eight percent (8.0%) per annum. Prior to the Closing Date, the $3.0 million convertible promissory note had been drawn by Legacy Adagio.

On June 25, 2024, Legacy Adagio issued a $2.5 million convertible promissory note to Perceptive PIPE Investor that matured upon the termination of the Business Combination Agreement in accordance with its terms. The June 2024 Convertible Notes accrued simple interest at eight percent (8.0%) per annum. Prior to the Closing Date, the $2.5 million convertible promissory note had been drawn by Legacy Adagio.

On July 23, 2024, Legacy Adagio issued a $1.0 million convertible promissory note to Perceptive PIPE Investor that matured upon the termination of the Business Combination Agreement in accordance with its terms. It accrued simple interest at eight percent (8.0%) per annum. Prior to the Closing Date, the $1.0 million convertible promissory note had been drawn by Legacy Adagio.

Upon the consummation of the Business Combination, the principal of Bridge Financing Notes, along with its accrued but unpaid interest, was converted into the shares of the Company’s common stock and Base Warrants as part of the PIPE Financing. Refer to Note 9 - Debt for details.

The Company measured Legacy Adagio Convertible Notes at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy.

Convertible Securities Notes (Successor)

On July 31, 2024, the Company issued the $20.0 million Convertible Securities Notes to the Convert Investors having a maturity of three years and nine months after the Closing. The interest is accrued by quarterly compounding based on a 13% interest rate per annum. The Company received the funding from the Convertible Securities Notes as at the Closing. Refer to Note 9 - Debt for details.

The Company measures the Convertible Securities Notes at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy.

The Company utilized the binomial lattice model to value the Convertible Securities Notes as of March 31, 2025, and December 31, 2024. The following table summarizes the significant inputs as of the valuation dates:

	Successor	Successor
Convertible Securities Notes	March 31, 2025	December 31, 2024
Stock price	$0.80	$1.05
Discount rate	22.5%	20.6%
Expected term (years)	3.08	3.33
Risk-free interest rate	3.82%	4.20%
Volatility	75%	60%

The following table presents changes in the Level 3 convertible promissory notes measured at fair value for the three months ended 31, 2025 (Successor) (in thousands):

Convertible Securities Notes - Three Months Ended March 31, 2025 (Successor)
Balance (beginning of period)	$17,180
Accrued interest	662
Fair value measurement adjustments	(190)
Balance (end of period)	$17,652

Warrant Liabilities (Predecessor)

i.Series E Pre-funded Warrants

On June 25, 2024, the Legacy Adagio issued to a certain investor the Series E Pre-funded Warrants to purchase the Legacy Adagio’s Series E Preferred Stock, in exchange for the investor’s existing holding of Series E Preferred Stock. The exercise price of the pre-funded warrants was $0.001 per warrant share. The Company measured the pre-funded warrants at fair value based on the indicated fair value of Series E Preferred Stock, which is not observable in the market. The measurement caused the pre-funded warrant to be classified as Level 3 measurements within the fair value hierarchy. Changes in the fair value of the pre-funded warrants were recognized as warrant liabilities fair value adjustment within the condensed consolidated statements of operations and comprehensive loss. Refer to Note 10 - Warrants for additional information.

The fair value of the Series E Pre-funded Warrants was based on the fair value of the Series E Preferred Stock minus the exercise price. As of June 30, 2024, the Company estimated the fair value of the Series E Preferred Stock by applying a conversion factor of 1.08 to the indicated fair value of Legacy Adagio common stock.

As of July 31, 2024, prior to the Closing, the Company estimated the fair value of Series E Pre-funded Warrants based on the observed closing stock price of ARYA as of July 31, 2024, multiplied by the actual number of shares that the Series E Pre-funded Warrants converted into. The estimated fair value of the Series E Pre-funded Warrants as of June 30, 2024, and July 31, 2024, prior to the Closing was $0.3 million and $0.2 million, respectively. The change in fair value for the period from July 1, 2024, to July 30, 2024 (Predecessor) was $0.1 million.

Upon the consummation of the Business Combination, the Series E Pre-funded Warrants were automatically cancelled and extinguished and converted into shares of the Company’s common stock based on the exchange ratio set forth in the Business Combination Agreement.

ii.SVB Warrants

On February 3, 2023, in conjunction with the Loan and Security Agreement (“LSA”) with Silicon Valley Bank (“SVB Term Loan”), Legacy Adagio issued Initial Warrants (as defined below) to purchase shares of common stock of the Company, and a contingent right to obtain an additional share of the common stock upon the non-occurrence of the Interest Only Milestone (as defined below). The Company measured SVB Warrants at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. Changes in the fair value of the common stock warrants related to updated assumptions and estimates were recognized as warrant liabilities fair value adjustment within the condensed consolidated statements of operations and comprehensive loss.

The SVB Warrants were terminated prior to the consummation of the Business Combination as the fair market value of Legacy Adagio common stock is lower than the warrant exercise price before the Closing. Refer to Note 10 - Warrants for additional information.

Warrant Liabilities (Successor)

i.Convert Warrants

On July 31, 2024, the Company issued 1,500,000 Convert Warrants in connection with the issuance of the $20.0 million Convertible Securities Notes. Refer to Note 10 - Warrants for additional information.

As set forth in the agreement of the Convertible Securities Notes, the Convert Warrants are exercisable on a cashless basis or on a gross basis for one share of the Company’s common stock at $24.0 per share, subject to adjustments. The Company may be required to cash settle the Convert Warrants when it fails to timely deliver shares to the holder who exercises the Convert Warrants or upon the occurrence of a fundamental transaction. It is determined that the Convert Warrants do not meet the equity classification requirements under ASC 815 as the Covert Warrants may require cash settlement outside of the Company’s control upon a failure of timely delivery of shares or a fundamental transaction, and therefore the Convert Warrants are accounted for as derivative liabilities, and measured at fair value both initially and subsequently with changes in fair value recognized as warrant liabilities fair value adjustment within the condensed consolidated statements of operations and comprehensive loss.

The Convert Warrants are classified as Level 3 measurements within the fair value hierarchy. The Company utilized the Black-Scholes Merton option model to value the Convertible Securities Notes as of March 31, 2025, and December 31, 2024. The following table summarizes the significant inputs as of the valuation dates:

	Successor	Successor
Convert Warrants	March 31, 2025	December 31, 2024
Common stock price	$0.80	$1.05
Expected volatility	70.0%	65.0%
Risk free rate	3.97%	4.36%
Expected dividend yield	—%	—%
Expected term (years)	6.34	6.58

The following table presents changes in the Level 3 Convert Warrants measured at fair value for the three months ended March 31, 2025 (Successor) (in thousands):

Convert Warrants - Three Months Ended March 31, 2025 (Successor)
Balance (beginning of period)	$152
Additions	—
Fair value measurement adjustments	(38)
Balance (end of period)	$114

ii.PIPE Pre-funded Warrants

On July 31, 2024, the Company issued 670,000 pre-funded warrants in exchange for cash proceeds in the PIPE Financing to certain Other PIPE Investors (“PIPE Pre-funded Warrants”). Refer to Note 10 - Warrants for additional information.

As set forth in the agreement of the PIPE Pre-funded Warrants, the PIPE Pre-funded Warrants are exercisable on a cashless basis or on a gross basis for one share of the Company’s common stock at $0.01 per share, subject to adjustments. The Company may be required to cash settle the PIPE Pre-funded Warrants when it fails to timely deliver shares to the holder who exercises the PIPE Pre-funded Warrants or upon the occurrence of a fundamental transaction. It is determined that the PIPE Pre-funded Warrants do not meet the equity classification requirements under ASC 815 as the PIPE Pre-funded Warrants may require cash settlement outside of the Company’s control upon a failure of timely delivery of shares or a fundamental transaction, and therefore the PIPE Pre-funded Warrants are accounted for as derivative liabilities, and measured at fair value both initially and subsequently with changes in fair value recognized as warrant liabilities fair value adjustment within the condensed consolidated statements of operations and comprehensive loss.

The PIPE Pre-funded Warrants are classified as Level 3 measurements within the fair value hierarchy. The fair value of the PIPE Pre-funded Warrants is based on the fair value of the Company’s common stock minus the exercise price.

On December 26, 2024, 670,000 pre-funded warrant shares were exercised on a cashless basis for 663,096 shares of the Company’s common stock. The exercise price for the pre-funded warrants was $0.9705 per share.

Note 5 - Inventory, net

Inventory as of March 31, 2025, and December 31, 2024, consists of the following (in thousands):

	Successor	Successor
	March 31,	December 31,
	2025	2024
Raw materials	$1,542	$1,683
Work-in-Process	105	388
Finished goods	663	495
Total inventory	$2,310	$2,566

Obsolete and expired inventory are expensed as incurred. Inventory is recorded net of obsolescence and manufacturing scrap of $0.2 million and $0.2 million for the three months ended March 31, 2025 (Successor), and March 31, 2024 (Predecessor), respectively.

Note 6 - Property and Equipment

The Company’s property and equipment, net, as of March 31, 2025, and December 31, 2024, consists of the following (in thousands):

	Successor	Successor
	March 31,	December 31,
	2025	2024
Consoles	$3,336	$3,060
Machinery and equipment	842	709
Leasehold improvements	303	306
Tools and molds	259	257
Computer equipment	205	205
Demo equipment	66	66
Furniture and fixtures	64	49
Vehicles	39	39
Total property and equipment	5,114	4,691
Less: accumulated depreciation	(3,021)	(2,730)
Property and equipment, net	$2,093	$1,961

Depreciation expense was $0.3 million for the three months ended March 31, 2025 (Successor), and $0.3 million for the three months ended March 31, 2024 (Predecessor), respectively.

Note 7 – Goodwill and Intangible Assets

The Company’s intangible assets, net consists of the following (in thousands):

	Successor
	March 31, 2025
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
IPR&D	Indefinite	$6,969	$—	$6,969
Total		$6,969	$—	$6,969

There was no amortization of intangible assets for the three months ended March 31, 2025 (Successor).

	Successor
	December 31, 2024
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
IPR&D	Indefinite	$22,100	$—	(15,131)	$6,969
Developed technology	5.0	4,100	(353)	(3,747)	—
Total		$26,200	$(353)	$(18,878)	$6,969

During the fourth quarter of 2024, the Company performed an impairment assessment on its indefinite lived intangible assets, and determined that as of December 31, 2024, the fair value of its intangible assets was less than the carrying amount. As a result, the Company recorded an $18.9 million impairment charge during the period from July 31, 2024, to December 31, 2024 (Successor). The impairment was driven by a sustained decline in the Company’s share price and market capitalization.

Based on the Company’s qualitative analysis, no intangible assets impairment charges were recorded for the three months ended March 31, 2025 (Successor).

There were no intangible assets as of March 31, 2024 (Predecessor).

The following table presents the changes in goodwill (in thousands):

	Successor
	March 31, 2025
	Carrying Amount	Impairment	Net Carrying Amount
Goodwill	$13,967	$—	$13,967

	Successor
	December 31, 2024
	Carrying Amount	Impairment	Net Carrying Amount
Goodwill	$44,291	$(30,324)	$13,967

 During the fourth quarter of 2024, the Company conducted its annual assessment of goodwill. During its assessment, the Company determined that as of December 31, 2024, its fair value was less than the carrying amount. As a result, the Company recorded a $30.3 million goodwill impairment charge during the period from July 31, 2024, to December 31, 2024 (Successor). The impairment was driven by a sustained decline in the Company’s share price and market capitalization.

Based on the Company’s qualitative analysis, no goodwill impairment charges were recorded for the three months ended March 31, 2025 (Successor).

There was no goodwill as of March 31, 2024 (Predecessor).

Note 8 - Accrued Liabilities

The following table presents details of accrued liabilities as of March 31, 2025, and December 31, 2024 (in thousands):

	Successor	Successor
	March 31,	December 31,
	2025	2024
Compensation and related expenses	$1,931	$2,622
Research and development expenses	1,012	775
Other	153	279
Total accrued liabilities	$3,096	$3,676

Note 9 - Debt

Outstanding debt as of March 31, 2025, and December 31, 2024, consists of the following (in thousands):

	Successor	Successor
	March 31, 2025	December 31, 2024
Convertible Securities Notes	$17,652	$17,180
Total outstanding debt	$17,652	$17,180

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

$9.5 million principal was received by the Legacy Adagio as of December 31, 2022. As of March 31, 2024 (Predecessor), the principal amount outstanding was $9.5 million.

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

For the three months ended March 31, 2024 (Predecessor), Legacy Adagio recognized interest expense of $0.2 million.

Bridge Financing Notes (Predecessor)

April 2023 Convertible Notes

On April 4, 2023, Legacy Adagio issued a $5.0 million convertible promissory note that matures on the latest of (i) January 5, 2024, (ii) termination of agreements between Legacy Adagio and ARYA in connection with a non-binding summary of the Business Combination, or (iii) the termination or lapse of the exclusivity period as defined in the non-binding term sheet as mentioned above. The April 2023 Convertible Notes accrue simple interest at eight percent (8.0%) per annum. Additionally, Legacy Adagio obtained the right to issue up to $10.0 million in additional convertible promissory notes available beginning one month after April 4, 2023, through the occurrence of an ARYA stockholder vote with regard to a transaction. During the period from April 4, 2023, to December 31, 2023, Legacy Adagio issued the additional $10.0 million.

On November 28, 2023, the April 2023 Convertible Notes were amended to align certain terms of the April 2023 Convertible Notes with the November 2023 Convertible Notes.

Upon the consummation of the Business Combination, the April 2023 Convertible Notes automatically converted into shares of Company common stock that were issued in the PIPE Financing in an amount equal to the principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the PIPE Financing.

As of March 31, 2024 (Predecessor), the principal amount outstanding was $15.0 million.

For the three months ended March 31, 2024 (Predecessor), Legacy Adagio recognized interest expense of $0.3 million.

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

Upon the consummation of the Business Combination, the November 2023 Convertible Notes automatically converted into shares of Company common stock that were issued in the PIPE Financing in an amount equal to the principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the PIPE Financing.

In December 2023, the November 2023 Convertible Notes were amended to permit the issuance of a Delayed Draw Commitment in the principal amount of $1.0 million and $2.0 million on December 13, 2023, and December 28, 2023, respectively. The combined $3.0 million convertible promissory notes were issued pursuant to the clause and terms in the November 2023 Convertible Notes agreement.

As of March 31, 2024 (Predecessor), the principal amount outstanding was $8.0 million.

For the three months ended March 31, 2024 (Predecessor), Legacy Adagio recognized interest expense of $0.1 million.

February 2024 Convertible Notes (Predecessor)

On February 13, 2024, the Legacy Adagio issued to Perceptive PIPE Investor a principal of $7.0 million convertible promissory note that matures upon the termination of the Business Combination Agreement in accordance with its terms. The February 2024 Convertible Notes accrue simple interest at eight percent (8.0%) per annum.

Upon the consummation of the Business Combination, the February 2024 Convertible Notes were automatically transferred to the Company in connection with the issuance of the Convertible Securities Notes to Perceptive PIPE Investor, pursuant to, and in accordance with, the note purchase agreement and the Convertible Security Subscription Agreement (as defined below), dated February 13, 2024, by and among the Company, ARYA, Legacy Adagio and Perceptive PIPE Investor. Any interest accrued on the principal amount of the February 2024 Convertible Notes will be forfeited in connection with the transfer of the notes to the Company.

For the three months ended March 31, 2024 (Predecessor), Legacy Adagio recognized interest expense of $0.1 million.

On the Closing Date, the $7.0 million of February 2024 Convertible Notes were converted into $7.0 million Convertible Securities Notes and 525,000 Convert Warrants.

May 2024 Convertible Notes

On May 21, 2024, Legacy Adagio issued to Perceptive PIPE Investor a $3.0 million convertible promissory note that matured upon the termination of the Business Combination Agreement in accordance with its terms. The May 2024 Convertible Notes accrued simple interest at eight percent (8.0%) per annum.

Upon the consummation of the Business Combination, the May 2024 Convertible Notes automatically converted into shares of Company common stock that were issued in the PIPE Financing in an amount equal to the principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the PIPE Financing.

June 2024 Convertible Notes

On June 25, 2024, Legacy Adagio issued to Perceptive PIPE Investor a $2.5 million convertible promissory note that matured upon the termination of the Business Combination Agreement in accordance with its terms. The June 2024 Convertible Notes accrued simple interest at eight percent (8.0%) per annum.

Upon the consummation of the Business Combination, the June 2024 Convertible Notes automatically converted into shares of Company common stock that were issued in the PIPE Financing in an amount equal to the principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the PIPE Financing.

July 2024 Convertible Notes

On July 23, 2024, Legacy Adagio issued a $1.0 million convertible promissory note to Perceptive PIPE Investor that matured upon the termination of the Business Combination Agreement in accordance with its terms. It accrued simple interest at eight percent (8.0%) per annum.

Upon the consummation of the Business Combination, the July 2024 Convertible Notes automatically converted into shares of Company common stock that were issued in the PIPE Financing in an amount equal to the principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the PIPE Financing.

Pursuant to the Business Combination Agreement, the outstanding $29.5 million principal along with the accrued but unpaid interest of the Bridge Financing Notes, was converted in exchange for 4,372,607 shares of the Company’s common stock and 3,540,000 Base Warrants as part of the PIPE Financing.

SVB Term Loan (Predecessor)

On February 3, 2023, Legacy Adagio entered into an agreement to obtain an initial term loan advance of $3.0 million and a right to issue a subsequent term loan advance of $2.0 million pursuant to the LSA. The loans matured on January 1, 2025, and Legacy Adagio made monthly payments at a floating rate per annum equal to the greater of (1) seven percent (7.0%) and (2) the market prime rate plus one and one half of one percent (1.5%).

In connection with the issuance of the SVB Term Loan, Legacy Adagio issued liability - classified warrants with a fair value of $28.5 thousand to purchase 32,720 shares of common stock of Legacy Adagio (“Initial Warrants”), and a contingent right, with a fair value of $7.1 thousand, to obtain an additional 16,360 shares of the common stock (“Additional Warrants”) upon the nonoccurrence of the Interest Only Milestone. The Interest Only Milestone (“Milestone”) refers to a specific condition that was met on or before April 30, 2023. To satisfy this Milestone, Legacy Adagio would have ensured that no event of default had occurred. If this condition was met, Legacy Adagio would have provided SVB (i) the intent for the sale of all capital stock of Legacy Adagio, or (ii) an executed term sheet for a priced equity financing of at least $40.0 million from the sale of Legacy Adagio’s capital stock.

The initial recognition of the warrant liabilities and the contingent right resulted in a discount of $35.6 thousand to the SVB Term Loan. The discount was amortized to interest expense over the term of the LSA.

As of March 31, 2024, the subsequent term loan advance of $2.0 million had not been drawn. As of March 31, 2024, the outstanding principal of SVB Term Loan was $1.4 million, and the unamortized debt discount was $14.6 thousand.

For the three months ended March 31, 2024 (Predecessor), Legacy Adagio recognized interest expense of $44.6 thousand.

Prior to the Closing, the existing SVB Term Loan of Legacy Adagio had a net balance of $1.0 million, including $1.0 million of principal and accrued interest, and an unamortized debt discount of $9.7 thousand. The unpaid principal and accrued interest were carried as assumed liabilities to the Company and paid at the Closing.

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

The $20.0 million Convertible Securities Notes are convertible into shares of the Company’s common stock at a conversion price of $10.00 per share, subject to adjustment per the terms of the agreement. In the event of default, the Company may irrevocably elect in the event of default notice to permit the holder to effect alternate conversion, for which the conversion calculation and price are specified in the agreement.

The 1,500,000 Convert Warrants, each of which is exercisable on a cashless basis or for one share of the Company’s common stock at $24.00 per share, subject to adjustment. The Convertible Securities Notes have a maturity of three years and nine months after the Closing and interest will be payable in cash or compound as additional principal outstanding which accrues on a quarterly basis.

The conversion of the February 2024 Convertible Notes was carried out on the same terms as the other Convert Investors executing the Convertible Security Subscription Agreement.

For the three months ended March 31, 2025 (Successor), the Company recognized interest expense of $0.7 million.

Note 10 - Warrants

SVB Warrants (Predecessor)

On February 3, 2023, in conjunction with the LSA, the Legacy Adagio issued Initial Warrants to purchase 32,720 shares of common stock of Legacy Adagio, and a contingent right to obtain an additional 16,360 shares of the common stock upon the non-occurrence of the Interest Only Milestone as mentioned above. The Additional Warrants are subject to the same terms as the Initial Warrants (collectively “SVB Warrants”).

The exercise price of the SVB Warrants was $7.97 per share. The warrants were fully exercisable and would have expired on February 3, 2033.

The SVB Warrants were terminated prior to the consummation of the Business Combination as the fair market value of Legacy Adagio common stock is lower than the exercise price of the SVB Warrants before the Closing.

Series E Pre-funded Warrants (Predecessor)

On June 25, 2024, in conjunction with the Series E Preferred Stock exchange agreement (refer to Note 13 - Mezzanine Equity and Stockholders’ Equity (Deficit)), Legacy Adagio issued to a certain investor 207,902 shares of pre-funded warrants to purchase 207,902 shares of Series E Preferred Stock, in exchange of the investor’s existing holding of 207,902 shares of Series E Preferred Stock.

The exercise price of the pre-funded warrants was $0.001 per share. The pre-funded warrants were exercisable, at the option of the holder, on any day on or after the issuance date, in whole or in part. As an alternative to immediate cash payment, the investor could have elected to exercise the pre-funded warrant through a cashless exercise.

Upon the consummation of the Business Combination, the 207,902 Series E Pre-funded Warrants were converted in exchange for 34,680 shares of the Company’s common stock.

Convert Warrants (Successor)

As mentioned in Note 9 - Debt, the Company issued $20.0 million of Convertible Securities Notes and 1,500,000 Convert Warrants at the Closing. Each of the Convert Warrants is exercisable on a cashless basis or for one share of the Company’s common stock at an exercise price of $24.00 per share, subject to adjustment. The Convert Warrants expire on the seventh anniversary of the issuance date.

PIPE Pre-funded Warrants (Successor)

On the Closing Date, the Company issued 670,000 PIPE Pre-funded Warrants, along with 681,111 shares of the Company’s Common Shares and 1,140,000 Base Warrants to certain Other PIPE Investors in exchange for cash proceeds of $9.5 million in PIPE Financing.

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

On December 26, 2024, 670,000 pre-funded warrant shares were exercised on a cashless basis for 663,096 shares of the Company’s common stock. The exercise price for the pre-funded warrants was $0.9705 per share.

As of March 31, 2025, and December 31, 2024, there were no pre-funded warrants outstanding.

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

The Company issued 643,658 Base Warrants along with 761,229 shares of the Company’s common stock in exchange for the non-redeemable 468,941 shares of ARYA’s Class A ordinary shares held by certain Other PIPE Investors.

The Base Warrants can be exercised to the Company’s common stock at any time during the period from the issuance date to the expiration date which is the fifth anniversary from the date of issuance. The warrants can be exercised on a gross or net basis at an exercise price of $10 per share.

The Base Warrants were fair valued at $2.41 per unit on the date of issuance based on the assumptions including (i) the value of the Company’s common stock is $6.64 per share; (ii) a risk-free rate at 3.93%; (iii) zero dividend yield; (iv) the common stock volatility at 84.0% and a volatility haircut of 10%; and (v) the remaining term is five years.

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

Note 11 - Operating Leases

The Company leases distribution and research and development facilities as well as sub-leases office and manufacturing space from third parties and related parties (refer to Note 17 - Related Party Transactions) under its operating leases. The leases have expirations ranging from March 2026 to January 2030, some of which include rent escalations or an option to extend the lease for up to three years per renewal. The exercise of lease renewal options is at the sole discretion of the Company. Where leases contain an option to renew, any period beyond the option date is only included as part of the lease term if the Company is reasonably certain to exercise the option.

As of March 31, 2025 and December 31, 2024, the Company does not have any finance or short-term leases and has not entered into leases which have not yet commenced that would entitle the Company to significant rights or create additional obligations during the periods as of March 31, 2025 and December 31, 2024.

The following table summarizes quantitative information of the Company’s operating leases for the three months ended March 31, 2025 (Successor) and March 31, 2024 (Predecessor):

	Three months ended March 31,
	2025	2024
In thousands, unaudited	Successor	Predecessor
Operating cash flows paid for operating leases	$66	$45
Weighted average remaining lease term (years)	4.2	2.0
Weighted average discount rate	8.0%	8.0%

Operating lease cost was $74.0 thousand, and $47.0 thousand for the three months ended March 31, 2025 (Successor) and March 31, 2024 (Predecessor), respectively. There has been no variable lease cost for the three months ended March 31, 2025 (Successor) and March 31, 2024 (Predecessor).

The following table presents the future minimum payments under the non-cancelable operating leases as of March 31, 2025 (in thousands):

Nine months ending December 31, 2025	$243
Year ending December 31, 2026	223
Year ending December 31, 2027	197
Year ending December 31, 2028	206
Year ending December 31, 2029	214
Year ending December 31, 2030	18
Total undiscounted future cash flows	1,101
Less: imputed interest	(170)
Total operating lease liability	$931

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

Note 13 - Mezzanine Equity and Stockholders’ Equity (Deficit)

Authorized Shares (Predecessor)

The Legacy Adagio’s Amended and Restated Articles of Incorporation authorize the issuance of two classes of stock designated as common and preferred stock, each having a par value of $0.001 per share. The number of shares authorized as of March 31, 2024 was 11,534,892 consisting of 6,594,946 shares of common stock and 4,939,946 shares of preferred stock, designated as Series A, Series B, Series C, Series D, and Series E preferred stock in the amounts included in the table below.

Convertible Preferred Stock (Predecessor)

Legacy Adagio classified convertible preferred stock as temporary equity on the accompanying condensed consolidated balance sheets, as all such preferred stock was redeemable either at the option of the holder or upon an event outside the control of Legacy Adagio. The requirements of a deemed liquidation event, as defined within its amended and restated certificate of incorporation filed in November 2020, were not entirely within Legacy Adagio’s control. In the event of such a deemed liquidation event, the proceeds from the event would have been distributed in accordance with the liquidation preferences, provided that the holders of preferred stock had not converted their shares into common stock. Legacy Adagio recorded the issuance of preferred stock at the issuance price less related issuance costs. Legacy Adagio had not adjusted the carrying value of outstanding preferred stock to its liquidation preference because a deemed liquidation event was not probable as of the end of the reporting period.

During the periods from January 1, 2024, to July 30, 2024 (Predecessor), the following transactions were executed:

•

On June 25, 2024, 207,902 shares of Series E Preferred Stock were extinguished and exchanged for 207,902 shares of pre-funded warrants to purchase Series E Preferred Stock. Refer to Note 10 - Warrants for additional information regarding the Series E Pre-funded Warrants. The difference between the carrying value of the extinguished Series E Preferred Stock and the fair value of the issued Series E Pre-funded Warrants was recorded in additional paid-in capital.

•	On the Closing Date, the Legacy Adagio’s 4,732,044 convertible preferred stocks were converted into shares of Legacy Adagio common stock on a one-to-one basis prior to Adagio Merger Effective Time and then converted into 789,337 shares of the Company’s common stock and additional paid in capital at the Closing based on the exchange ratio set forth in the Business Combination Agreement.

There were no preferred stock transactions during the year ended December 31, 2024 (Successor).

The following table summarizes information related to the issuance of Legacy Adagio’s preferred stock as of March 31, 2024 (Predecessor) (in thousands, except share data):

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

The relative rights, terms, privileges, and restrictions granted to or imposed upon preferred stockholders are described below:

Preferred Stock - Dividends

Prior and in preference to any declaration or payment of any dividends to the holders of common stock, the holders of preferred stock were entitled to receive dividends out of any assets legally available therefor, at the rate of eight percent (8%) of the original issue price per share per annum. The original issue price of Series A, Series B, Series C, Series D, and Series E was $9.23, $13.04, $16.30, $20.16, and $22.61, respectively. The dividends were not cumulative.

In the event that the dividend amount declared by the Board of Directors of Legacy Adagio were insufficient to permit payment of the full aforesaid dividends, such dividends would have been paid ratably to each holder of preferred stock in proportion to the dividend amounts to which each holder of preferred stock was entitled. After payment of the full amount of the aforesaid dividends, any additional dividends declared would have been distributed to the holder of common stock and preferred stock in proportion to the number of shares of common stock that were held by such holder on an as-converted to common stock basis.

No dividends on preferred stock or common stock had been declared by the Board of Directors as of March 31, 2024 (Predecessor) or as of the Closing date.

Liquidation Preference

In the event of liquidation of Legacy Adagio, including a merger, acquisition, or sale of all or substantially all the assets of Legacy Adagio, holders of preferred stock were entitled to receive an amount equal to the original issue price of each share of preferred stock held plus any dividends declared but not yet paid, prior to any distribution of assets or surplus funds of Legacy Adagio to common stock shareholders. After payment had been made to the holders of the preferred stock of the full amounts to which they were entitled as noted above, the remaining assets would have been distributed among the holders of the common stock pro rata based on the number of shares of common stock held by each holder.

If, at the time of liquidation, the assets were insufficient to permit full payment of the liquidation preferences of the series listed in the order above, the assets would have been distributed ratably among the holders of the series in proportion to the full preferential amount each such holder was otherwise entitled to receive in respect to such shares.

Voting Rights

So long as the shares of preferred stock that were convertible into at least 1,000,000 shares of common stock (subject to appropriate adjustment in the event of any stock dividends, stock split, combination or other similar recapitalization with respect to the common stock) were issued and outstanding, the holders of preferred stock, voting as a separate class on an as-converted to common stock basis, had the right to elect four members of the Board of Directors of Legacy Adagio. The holders of common stock, voting as a separate class, had the right to elect one member of the Board of Directors. The remaining directors would be elected by the holders of the common stock and the preferred stock, voting together as a single class on an as-converted to common stock basis.

On all other matters, the holders of the preferred stock had full voting rights and powers equal to the voting rights and powers of the holders of common stock.

Fractional votes by the holders of preferred stock were not permitted and any fractional voting rights would be rounded to the nearest whole number.

Conversion Rights

Each share of preferred stock was convertible, at the option of the holder, into shares of common stock without the payment of any additional consideration. The preferred stock was convertible into the number of fully paid and nonassessable shares of common stock, which results from dividing the conversion price per share in effect for the preferred stock at the time of conversion into the per share conversion value. The initial per share conversion price of Series A, Series B, Series C, Series D, and Series E was $9.23, $13.04, $16.30, $20.16, and $22.61, respectively. The initial conversion price was subject to adjustment for antidilution provisions, as defined. The per share conversion value of Series A, Series B, Series C, Series D, and Series E was $9.23, $13.04, $16.30, $20.16, and $22.61, respectively.

Each share of preferred stock would be automatically be converted into shares of common stock at the then effective conversion rate immediately upon the earlier of (i) the election of the holders of a majority of the outstanding shares of preferred stock, voting as a separate class on an as-converted to common stock basis, or (ii) the closing of the sale of the Legacy Adagio common stock in a firm commitment, underwritten public offering registered under the Securities Act of 1933, as amended, with aggregate offering proceeds to Legacy Adagio (before deduction for underwriters’ discounts and expenses relating to the issuance) of at least $75 million and a public offering price per share equal to at least $67.83 (subject to adjustments for stock dividends, splits, combinations and similar events).

Protective Provisions

So long as there were at least 1,000,000 shares of preferred stock outstanding, Legacy Adagio shall not (by merger, reclassification, amendment or otherwise), without first obtaining the approval of the holders of at least seventy percent (70%) of the then outstanding shares of preferred stock, voting separately as a class, to, among other things: (i) amend the certificate of incorporation or bylaws; (ii) adversely alter or change the rights, preferences or privileges of the preferred stock; (iii) increase or decrease the aggregate number of authorized shares of any class of the capital stock of Legacy Adagio.

So long as shares of Series E preferred stock that were convertible into at least 500,000 shares of common stock (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the common stock) were issued and outstanding, Legacy Adagio did not, directly or indirectly (by merger, reclassification, amendment or otherwise), without first obtaining the approval of the holders of at least a majority of the voting power of the then outstanding shares of Series E preferred stock, voting separately as a class, do, among other things: (i) amend, alter, repeal or waive any provision of the certificate of incorporation or bylaws of Legacy Adagio in a manner that adversely affected the holders of the Series E preferred stock in a manner different from any other series of preferred stock; (ii) create or authorize the creation of or issue any other security convertible into or exercisable for any equity security having rights, preferences or privileges senior to the Series E preferred stock; or (iii) increase or decrease the authorized number of shares of Series E preferred stock.

Common Stock (Predecessor)

Prior to the Business Combination, each share of Legacy Adagio common stock was entitled to one vote. As of December 31, 2023 (Predecessor), Legacy Adagio was authorized to issue up to 6,594,946 of common stock at a par value of $0.001 per share out of which 786,510 shares were issued and 779,908 shares were outstanding.

On the Closing Date, as explained in Note 3 - Forward Merger, each share of Legacy Adagio issued and outstanding prior to the Closing Date was converted into the Company’s common stock based on the exchange ratio set forth in the Business Combination Agreement.

Common Stock (Successor)

As of March 31, 2025 (Successor), the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 210,000,000 of common stock at a par value of $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2025 (Successor), 15,381,565 shares were issued and outstanding, including 1,147,500 Sponsor Earnout (as defined below).

In September 2024, the Company issued 1,147,500 shares of the Company’s Common Stock (such issuance, the “Sponsor Earnout”) to the AYRA Sponsor under the Sponsor Letter Agreement dated February 13, 2024 (“the Sponsor Letter Agreement”). Pursuant to the agreement, the Sponsor Earnout shall be unvested and vests upon the earlier of: (i) During the period from the effective time to the 10th anniversary of the Closing Date (the “Earn-Out Period”), the stock price of the Company’s Common Stock equals to or exceeds $24.00 per share (the “Trigger Price”) for any 20 trading days within any 30 trading day period from and after the Closing Date (the “Earn-Out Target”), and (ii) immediately prior to the consummation of a company sale during the Earn-Out Period.

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

The holders of the Company’s common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the Company’s Board of Directors. As of March 31, 2025 (Successor), no cash dividend has been declared to date. Each share of the Company’s common stock is entitled to one vote.

The table below summarizes the number of shares of common stock outstanding immediately following the Closing:

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

The table below summarizes the Company’s reserved common stock for further issuance as of March 31, 2025 (Successor) and December 31, 2024 (Successor):

	Successor	Successor
	March 31, 2025	December 31, 2024
Base Warrants	7,528,727	7,528,727
Convertible Securities Notes	3,231,327	3,231,327
Convert Warrants	1,500,000	1,500,000
Company’s common stock issuable upon the exercise of outstanding options Legacy Adagio’s equity plans that were assumed in the Business Combination	7,587	7,587
Common stock reserved for future issuance under the 2024 Equity Incentive Plan	6,197,737	4,472,592
Common stock reserved for future issuance under the 2024 Key Employee Equity Incentive Plan	3,354,444	3,354,444
Common stock reserved for future issuance under the 2024 Employee Stock Purchase Plan	441,293	441,293
Common stock reserved for future issuance	22,261,115	20,535,970

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

The stock options generally vest over four years and have a ten-year contractual term. The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. As Legacy Adagio lacks company-specific historical and implied volatility information required for valuation, Legacy Adagio estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected life term of ISOs that were granted after 2013 was determined using the “simplified method” provided by the Securities and Exchange Commission in Staff Accounting Bulletins Number 107 and 110. The expected life term of NSOs is determined either by using the “simplified method,” or by calculating the time to expiry from the grant date. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant for time periods approximately equal to the expected term of the award. Expected dividend yield is zero as Legacy Adagio has never paid nor does it expect to pay any cash dividend in the near future.

The following table summarizes stock option activity during the periods for the three months ended March 31, 2024 (Predecessor):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Life (years)	(in thousands)
Outstanding, December 31, 2023 (Predecessor)	747,001	$6.17	7.45	$72
Forfeited	(4,242)	4.84
Outstanding, March 31, 2024 (Predecessor)	742,759	$6.18	7.20	$426
Vested and expected to vest, March 31, 2024 (Predecessor)	717,727	$6.20	7.16	$413
Vested and exercisable, March 31, 2024 (Predecessor)	475,366	$6.90	6.54	$289

There were no stock options exercised during the three months ended March 31, 2024 (Predecessor). Certain stock option grants under the Stock Incentive Plan allow the recipient to exercise the options prior to the options becoming fully vested. Under the Stock Incentive Plan, the Company retains the right to repurchase common shares that have been issued upon early exercise of options at the original issue price. Cash received for the early exercise of unvested stock options is initially recorded as a liability. At each reporting date, the vested shares are released to equity.

Upon the consummation of the Business Combination, 45,544 In-the-Money Adagio Options were canceled and extinguished in exchange for 7,587 options to purchase the Company’s common stock, and the 2022 Plan was terminated.

Stock-Based Compensation Expense

The following table summarizes the total stock-based compensation expense for the stock options expense recorded in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 (Successor) and March 31, 2024 (Predecessor) (in thousands):

	Three Months Ended March 31,
	2025	2024
	Successor	Predecessor
Research and development	$9	$14
Selling, general, and administration	209	96
Total stock-based compensation expense	$218	$110

Successor Periods

2024 Equity Incentive Plan

The Board of Directors of the Company adopted the 2024 Equity Incentive Plan on July 26, 2024. The purpose of the 2024 Equity Incentive Plan is to promote the success and enhance the value of the Company by linking the individual interests of the members of the Board, Employees, and Consultants to those of Company stockholders and by providing such individuals with an incentive for outstanding performance to generate superior returns to Company stockholders. The 2024 Equity Incentive Plan authorizes the issuance of up to 4,472,593 shares of the Company’s Common Stock, plus an annual increase on the first day of each year beginning in 2025 and ending in (and including) 2034 equal to the lesser of (A) five percent (5%) of the shares of Common Stock outstanding on a fully diluted basis on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of Company’s Common Stock as determined by the Board or the compensation committee thereof. Accordingly, on January 1, 2025, the number of shares of common stock available for issuance under the 2024 Equity Incentive Plan increased by 1,725,144 shares. The Company may grant an option, a stock appreciation right, a restricted stock award, a restricted stock unit award, a performance stock award, a performance stock unit award, or other stock- or cash-based award, or a dividend equivalent award, which may be awarded or granted under the 2024 Equity Incentive Plan. The awards can be issued to any person who is an employee, a consultant, or a non-employee director.

During the three months ended March 31, 2025, the Company granted 4,868,965 awards under this plan.

2024 Key Employee Equity Incentive Plan

The Board of Directors of the Company adopted the 2024 Key Employee Equity Incentive Plan on July 26, 2024. The purpose of the 2024 Key Employee Equity Incentive Plan is to promote the success and enhance the value of the Company by linking the individual interests of key employees of the Company to those of Company stockholders and by providing such individuals with an incentive for outstanding performance to generate superior returns to Company stockholders. The 2024 Key Employee Equity Incentive Plan authorizes the issuance of up to 3,354,444 shares of the Company’s Common Stock. The Company may grant option, a stock appreciation right, a restricted stock award, a restricted stock unit award, a performance stock award, a performance stock unit award, other stock- or cash-based award, or a dividend equivalent award, which may be awarded or granted under the plan. The awards can only be issued to certain individuals as identified in the 2024 Key Employee Equity Incentive Plan who are an employee, a consultant, or a non-employee director.

The Company has not granted any awards under this 2024 Key Employee Equity Incentive Plan as of March 31, 2025.

2024 Employee Stock Purchase Plan

The Board of Directors of the Company adopted the 2024 Employee Stock Purchase Plan on July 26, 2024. The 2024 Employee Stock Purchase Plan provides a means by which eligible employees of the Company and certain designated related corporations may be given an opportunity to purchase shares of the Company’s Common Stock. The 2024 Employee Stock Purchase Plan permits the Company to grant a series of purchase rights to eligible employees. The 2024 Employee Stock Purchase Plan authorizes the issuance of up to 441,293 shares of the Company’s Common Stock, plus an annual increase on the first day of each year for the ten (10) calendar years immediately after the first Offering Date (as defined in the 2024 Employee Stock Purchase Plan) equal to one percent (1%) of the share of common stock outstanding on a fully diluted basis on the last day of the immediately preceding fiscal year, provided that the Board or its compensation committee may reduce the amount of the increase in any particular year.

The Company has not granted any purchase rights under this plan as of March 31, 2025.

The following table summarizes stock option activity during the periods three months ended March 31, 2025 (Successor):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Life (years)	(in thousands)
Outstanding, December 31, 2024 (Successor)	7,587	$—	—	$—
Options granted	4,868,965	0.97	—	—
Options exercised	—	—
Options forfeited	—	—	—
Outstanding, March 31, 2025 (Successor)	4,876,552	$0.97	9.92	$—
Options vested, March 31, 2025 (Successor)	518,253	$0.87	9.98	$—
Options vested and exercisable, March 31, 2025 (Successor)	4,876,552	$0.97	9.92	$—

As discussed above, the Company has not granted any options under the 2024 Key Employee Equity Incentive Plan and the 2024 Employee Stock Purchase Plan.

Note 15 – Loss Per Share (“LPS”)

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

Predecessor
(amounts in thousands, except share and per share data)	Three Months Ended March 31, 2024
Numerator:
Net loss attributable to common stockholders	$(8,018)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders - basic and diluted	779,908
Net loss per share attributable to common stockholders - basic and diluted	$(10.28)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would be anti-dilutive:

Predecessor
As of March 31, 2024
Convertible preferred stock	4,939,946
Stock options	742,759
SVB Warrants	49,080
Total potentially dilutive securities	5,731,785

Successor

After the Business Combination, the Successor calculated basic LPS and diluted LPS to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considered (i) the Convertible Securities Notes and (ii) the earnout shares subject to vesting conditions to be participating securities as they participate in any distributions declared by the Company. The Company’s Base Warrants and Convert Warrants are considered as non-participating securities, as the holders are not entitled to any shareholder right prior to the exercise of the Base Warrants and the Convert Warrants. As of the reporting date, none of the Base Warrants or the Convert Warrants were exercised to receive the Company’s common stock.

Under the two-class method, undistributed earnings allocated to these participating securities are subtracted from net income in determining net income attributable to common stockholders. In periods of net loss, losses are allocated to the participating security only if the security has not only the right to participate in earnings, but also a contractual obligation to share in the Company's losses. As the Company incurred a net loss for the three months ended March 31, 2025, the Convertible Securities Notes were not considered participating securities, and were excluded from the two-class method calculation.

Further, Basic LPS under the two-class method includes the impact of the Company’s PIPE Pre-funded Warrants as the PIPE Pre-funded Warrants are exercisable for only $0.01 per share (i.e., de minimis cash consideration) without an expiration date and not subject to exercise contingencies.

The Company discloses the Diluted LPS under the if-converted method as such diluted LPS is lower than the diluted LPS calculated under the two-class method. The Earn-out shares subject to vesting conditions are not considered in the denominator for the calculation of diluted LPS as the vesting conditions for the Earn-out shares were not met during the successor reporting period.

The following table sets forth the computation of basic loss per share attributable to common stockholders and the participating securities for the periods presented (in thousands, except share and per share data):

Basic LPS:

Successor
(amounts in thousands, except share and per share data)	Three Months Ended March 31, 2025
Numerator:
Net loss	$(7,713)
Denominator:
Weighted-average shares outstanding	15,375,521

Net loss per share attributable to each class of participating securities – Basic	$(0.50)

The following table sets forth the computation of diluted loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

Diluted LPS:

Successor
(amounts in thousands, except share and per share data)	Three Months Ended March 31, 2025
Numerator:
Net loss – Basic	$(7,713)
Less: Adjustment for fair value changes to convertible securities notes	(190)
Net loss attributable to common stockholders – Diluted	$(7,903)

Denominator:
Weighted-average shares outstanding – Basic	15,375,521
Weighted-average effect of shares issuable to Convertible Securities Notes (if-converted method)	—
Weighted-average shares outstanding – Diluted	15,375,521

Net loss per share attributable to common shares – Diluted (if-converted method)	$(0.51)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would be anti-dilutive:

Successor
March 31, 2025
Base Warrants	7,528,727
Convert Warrants	1,500,000
Earn-out Shares, subject to vesting conditions	1,147,500
Stock options issued in connection with the Business Combination	7,587
Total potentially dilutive securities	10,183,814

Note 16 - Income Taxes

The Company accounts for income taxes in accordance with ASC 740. Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. The Company currently has a full valuation allowance against our deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the three months ended March 31, 2025 (Successor) there was no material change from the fiscal year ended December 31, 2024 (Successor) in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

For the three months ended March 31, 2025 (Successor) and the three months ended March 31, 2024 (Predecessor), the effective tax rate for the Company’s operations was 0.0%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, losses from the German subsidiary that is subject to different effective tax rates, stock-based compensation, fair value adjustments for convertible notes and warrant liabilities, and a change in the valuation allowance that offset the tax benefit on the current period pre-tax loss.

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2019-2023 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2020-2023 remain open.

Note 17 - Related Party Transactions

Shared Services Agreement

During the three months ended March 31, 2025 (Successor) and March 31, 2024 (Predecessor), the Company incurred $0.2 million and $0.4 million, respectively, for finance and accounting services and other general and administrative support services pursuant to a Shared Services Agreement (“Shared Services Agreement”) with Fjord Ventures (“Fjord”), a company owned and operated by the Company’s former Chief Executive Officer. The transactions are recorded as selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

Laguna Hills Sublease (Predecessor)

In addition to the Shared Services Agreement, Legacy Adagio also sub-leased approximately 4,992 square feet of office and manufacturing space in Laguna Hills, California from Fjord. On March 31, 2024, the sub-lease with Fjord expired.

During the three months ended March 31, 2024 (Predecessor), Legacy Adagio incurred $25.5 thousand of lease expense, under the sub-lease agreement.

Refer to Note 11 - Operating Leases for further detail.

October 2022 Convertible Notes (Predecessor)

On October 27, 2022, Legacy Adagio issued a $0.5 million convertible promissory note to Fjordinvest, LLC (“Fjordinvest”), a company owned and operated by the Legacy Adagio’s Chief Executive Officer, Olav Bergheim. On April 4, 2023, November 28, 2023, and February 13, 2024, the October 2022 Convertible Notes were amended. Refer to Note 9 - Debt for additional information regarding the October 2022 Convertible Notes.

Convertible Securities Notes (Successor)

In connection with the Business Combination and the Convertible Securities Notes agreement, the Company issued a $7.0 million Convertible Securities Notes to Perceptive PIPE Investor, the controlling party of the Company, in exchange for Perceptive PIPE Investor’s investment in Legacy Adagio in the form of the February 2024 Convertible Notes. Refer to Note 9 - Debt for additional information regarding the Convertible Securities Notes.

PIPE Financing (Successor)

In connection with the Business Combination and the PIPE Financing, the Company issued 4,372,607 shares of the Company’s common stock and 3,540,000 Base Warrants to Perceptive PIPE Investor, the controlling party of the Company, in exchange for Perceptive PIPE Investor’s investment in Legacy Adagio in the form of Bridge Financing Notes. Refer to Note 9 - Debt for additional information regarding the Convertible Securities Notes.

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

Summary of segment net loss, including significant segment expenses were as follows:

	Three Months Ended March 31,
	2025	2024
	Successor	Predecessor
Revenue	$—	$26
Less:
Cost of revenue	253	542
Research and development	3,659	3,469
Selling, general, and administrative	3,485	4,830
Other income (expense), net	(316)	797
Net loss	$(7,713)	$(8,018)

Note 19 - Subsequent Events

The Company evaluates subsequent events and transactions that occurred after the condensed consolidated balance sheet date through the date that the financial statements were issued and determined that the following material events required disclosure:

On April 17, 2025, the Company appointed Daniel George as Interim Chief Financial Officer and designated Mr. George as its principal financial officer and principal accounting officer. In connection with his appointment as the Company’s Interim Chief Financial Officer, on April 17, 2025, the Company entered into an offer letter (the “Offer Letter”) with Mr. George, which provides for compensation at a rate of $400 per hour. Pursuant to the Offer Letter, Mr. George will serve as the Company’s Interim Chief Financial Officer and be employed on an “at will” basis.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this report. Unless the context otherwise requires, references in this section of the Report to “we,” “us,” “Adagio,” and “the Company” refer to the business and operations of Adagio Medical Holdings, Inc and its consolidated subsidiaries following the consummation of the Business Combination. References to “Legacy Adagio” refer to the business and operation of Adagio Medical, Inc. and its consolidated subsidiaries prior to the Closing. “ListCo” refers to Aja HoldCo, Inc., a Delaware corporation, prior to the Closing. ListCo changed its name to "Adagio Medical Holdings, Inc. after the Closing. References to our “management” or our “management team” refer to our officers and directors.

On July 26, 2024, ARYA Sciences Acquisition Corp IV (“ARYA”) held its annual general meeting at which the ARYA shareholders considered and adopted, among other matters, the Business Combination Agreement. On July 31, 2024, the parties to the Business Combination Agreement consummated the Business Combination.

ListCo was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification 805, Business Combinations. Legacy Adagio is the accounting acquiree and predecessor based on an analysis of the criteria outlined in the Accounting Standards Codification 805, Business Combinations. Accordingly, the historical financial statements of Legacy Adagio became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Legacy Adagio prior to the Closing; and (ii) the combined results of the Company following the Closing. The accompanying financial information includes a predecessor period, which includes the periods through July 30, 2024, concurrent with the Business Combination, and the successor period from January 01, 2025, through March 31, 2025. A black-line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the statements to highlight the lack of comparability between these two periods and differentiate the cut-off of these periods.

Overview

We are a medical device company focused on developing and commercializing products for the treatment of cardiac arrhythmias with our novel, proprietary, catheter-based Ultra-Low Temperature Cryoablation (“ULTC”) technology. Our initial focus is on the treatment of ventricular tachycardia (“VT”). VT is a rapid, abnormal heart rhythm, or arrhythmia, that originates in the heart's lower chambers, or ventricles, potentially leading to blood flow issues and, if sustained, VT can be fatal. VT is strongly associated with coronary artery disease, with an estimated 15% of patients with coronary artery disease found to have VT, and sudden cardiac death (“SCD”) caused by VT account for approximately half of the deaths related to cardiac causes. Radio Frequency (“RF”) ablation catheters currently used to treat VT were primarily designed and approved for the treatment of atrial fibrillation (“AF”) and are therefore not designed to optimally treat the specifics of the ventricular anatomy and disease. As a result, VT procedures performed with current devices can be overly complex, with sub-optimal outcomes, potentially leading to limited growth in the market for VT ablations.

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

We have established a robust cadence of clinical data designed to evaluate our technology and gain regulatory approvals of our product portfolio. Preliminary data suggest that our approach to treating VT offers a favorable combination of safety, acute and chronic effectiveness, compared to the current standard of care, including ablations performed using RF energy. Our first-in-human CRYOCURE-VT trial included 64 patients in nine centers in the E.U. and Canada. The outcomes of this trial, which were used to support CE Mark approval, include a 0% rate of major adverse events, 94% acute procedural success, 60% freedom from sustained VT and 81% freedom from implantable cardioverter defibrillator shock at six months. Our vCLASTMCryoablation System for VT has obtained European CE Mark approval. In the U.S., our 206-patient FULCRUM-VT IDE pivotal clinical trial is currently enrolling patients across twenty (20) centers in the U.S. and Canada. Upon completion, which we anticipate in the second half of 2025, we expect to submit the results of this trial to support U.S. Food and Drug Administration (“FDA”) approval of our vCLASTM Cryoablation System.

We have also developed a technology that utilizes ULTC in combination with Pulsed Field Ablation, which we call Pulsed Field Cryoablation (“PFCA”). Early demonstration of PFCA technology has been performed in the European PARALELL trial in patients with persistent atrial fibrillation and in preclinical studies targeting VT ablations.

We have incurred net losses each year since our inception in 2011. As of March 31, 2025, and December 31, 2024, we had an accumulated deficit of $78.3 million and $70.6 million, respectively. Our net loss was $7.7 million for the three months ended March 31, 2025 (Successor) and $8.0 million for the three months ended March 31, 2024 (Predecessor), respectively. The net cash used in operating activities was $7.2 million for the three months ended March 31, 2025 (Successor) and $6.7 million for the three months ended March 31, 2024 (Predecessor), respectively. Substantially all of our accumulated deficit has primarily resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As of March 31, 2025, and December 31, 2024, we had cash of $13.0 million and $20.6 million, respectively.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern, which contemplate the realization of assets and liabilities in the normal course of business. We have limited revenue and have experienced recurring operating losses and negative cash flows from operations since our inception and anticipate that it will continue to do so for at least the next several years. These factors raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date of this filing with the SEC. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. Refer to Note 1 - Organization and Description of Business in our condensed consolidated financial statements for additional information on the going concern assessment.

The need for additional capital will depend in part on the scope and costs of our development and clinical activities. To date, we have not generated significant revenue from the sale of commercialized products. Once we conduct a full commercial launch, our ability to generate product revenue will depend on the successful development and eventual commercialization of our products in the United States and Europe. Until such time, if ever, we expect to finance our operations through the sale of equity or debt, borrowings under credit facilities, or through potential collaborations, other strategic transactions or government and other grants. Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. See the section of this Report titled “Risk Factors” for additional information.

Description of the Merger

On July 31, 2024, (the “Closing Date”), ARYA Sciences Acquisition Corp IV, a Cayman Islands exempted company (“ARYA”), Aja Holdco, Inc. (“ListCo”), a Delaware corporation and wholly-owned subsidiary of ARYA, Aja Merger Sub 1, a Cayman Islands exempted company and wholly-owned subsidiary of ListCo (“ARYA Merger Sub”), Aja Merger Sub 2, Inc., a Delaware corporation and wholly-owned subsidiary of ListCo (“Company Merger Sub”), and Adagio Medical, Inc., a Delaware corporation (“Legacy Adagio” or the “Predecessor”), consummated the business combination (the “Business Combination”) pursuant to the terms of the Business Combination Agreement, dated February 13, 2024, by and among the foregoing parties, as amended by the Consent and Amendment No. 1 to Business Combination Agreement, dated as of June 25, 2024, by and between ARYA and Adagio (the “Business Combination Agreement”).

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

b)

Each issued and outstanding Class B ordinary share of ARYA, par value $0.0001 per share, were automatically cancelled, extinguished and converted into the right to receive one share of the Company’s common stock, other than (i) 1,000,000 Class B ordinary shares that were forfeited by ARYA Sciences Holdings IV, a Cayman Islands exempted company (the “Sponsor”), and issued to the PIPE Investors (as defined below), including the Perceptive PIPE Investor (as defined below); (ii) 1,147,500 shares of the Company’s common stock issuable to the Sponsor that are subject to share trigger price vesting and will vest if, prior to the tenth anniversary of the Closing, the post-closing share price of the Company equals or exceeds $24.00 per share for any 20 trading days within any 30 trading day period (the “Share Trigger Price Vesting”).

c)	Each warrant of Legacy Adagio (other than the Series E Pre-funded Warrants) was terminated in accordance with the terms of the applicable warrant agreement.

d)

All issued and outstanding convertible promissory notes of Legacy Adagio (excluding the Bridge Financing Notes (as defined below) and the February 2024 Convertible Notes), including any accrued and unpaid interest thereon, were automatically and fully converted into shares of Legacy Adagio common stock in accordance with the terms of such convertible promissory notes, and such convertible promissory notes were cancelled, satisfied, extinguished, discharged and retired in connection with such conversion.

e)	Each share of Legacy Adagio preferred stock, par value $0.001 per share, that was issued and outstanding were automatically converted into shares of Legacy Adagio common stock on a one-to-one basis.

f)

All issued and outstanding shares of Legacy Adagio common stock including Series E Pre-funded Warrants that had been issued and outstanding were automatically cancelled and extinguished and converted into shares of the Company’s common stock based on the exchange ratio set forth in the Business Combination Agreement.

g)

Each issued, outstanding and unexercised option to purchase Legacy Adagio common stock (“Legacy Adagio Option”) that had been vested prior to the Closing with an aggregate value that exceeded the aggregate exercise price of such Legacy Adagio Option (each an “In-the-Money Adagio Options”) were cancelled and extinguished in exchange for options to purchase shares of the Company’s common stock, and each issued and outstanding Legacy Adagio equity award (other than an In-the-Money Adagio Options) were automatically cancelled and extinguished for no consideration, and each holder thereof ceased to have any rights with respect thereto.

h)	$7.0 million of February 2024 Convertible Notes (as defined below) were converted into Convertible Securities Notes and Convert Warrants (as defined below).

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

Pursuant to the subscription agreements, the PIPE Investors committed financing valued at $64.5 million (the “PIPE Financing”).

The PIPE Financing included:

(i)

Commitments by certain Other PIPE Investors to purchase $2.5 million in Class A shares of ARYA in the open market and not to redeem such shares before the Closing, resulting in the issuance of 355,457 shares of Company’s common stock and 299,902 warrants exercisable for shares of the Company’s common stock (the “Base Warrants”).

(ii)

Commitments by certain Other PIPE Investors that were shareholders of ARYA to not to redeem 247,700 Class A shares of ARYA, resulting in the issuance of 405,772 shares of Company’s common stock and 343,756 Base Warrants.

(iii)

Agreements by certain Other PIPE Investors to purchase 1,036,666 shares of the Company’s common stock, 1,440,000 Base Warrants, and 670,000 PIPE Pre-funded Warrants for a cash investment of $12 million in the Company.

(iv)

Contribution of total $29.5 million in April 2023 Convertible Notes, November 2023 Convertible Notes, May 2024 Convertible Notes, June 2024 Convertible Notes, and July 2024 Convertible Notes (each as defined below and collectively, “Bridge Financing Notes”), and accrued interest of $1.7 million by the Perceptive PIPE Investor. A total of 4,372,607 shares of the Company’s common stock and 3,540,000 units of Base Warrants were issued to settle the Bridge Financing Notes and the accrued and unpaid interest.

(v)An additional cash investment of $15.9 million by the Perceptive PIPE Investor for a total of 2,250,352 shares of New Adagio Common Stock and 1,905,069 units of Base Warrants.

Further, in connection with the execution of the Business Combination Agreement, certain investors (“Convert Investors”) executed a securities purchase agreement, dated February 13, 2024, with ListCo (the “Convertible Security Subscription Agreement”), pursuant to which ListCo issued on the Closing Date to the Convert Investors $20.0 million of 13% senior secured convertible notes (the “Convertible Securities Notes”), which were converted into shares of the Company’s common stock at a conversion price of $10.00 per share, subject to adjustment, and 1,500,000 warrants (the “Convert Warrants”), each Convert Warrant being exercisable on a cashless basis or for cash at a price of $24.00 per share, subject to adjustment. Such $20.0 million of financing in the form of Convertible Securities Notes includes the conversion of the February 2024 Convertible Notes (as defined below) into Convertible Securities Notes and Convert Warrants at Closing. Refer to Note 9 - Debt in our condensed consolidated financial statements for additional details.

As a result of the Business Combination, we became subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listing standards of the Nasdaq Capital Market, which will necessitate us to hire additional personnel and implement procedures and processes to address such public company requirements. We expect to incur additional ongoing expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources.

Our future results of consolidated operations and financial position may not be comparable to historical results as a result of the Business Combination.

Recent Developments

In February 2025, we implemented a corporate prioritization initiative focusing all resources on the FULCRUM-VT clinical trial activities and our new product design optimization program, which has been designed to advance faster innovation and iteration to meet market demands. We incurred one-time expenses related to these events during the three months ended March 31, 2025.

Key Factors Affecting Our Performance

We compete primarily on the basis that our products are designed to enable more physicians to treat more patients more efficiently and effectively. Our continued success depends on our ability to:

•	continue to develop innovative, proprietary products that address significant clinical needs in a manner that is safe and effective for patients and easy-to-use for physicians;

•obtain and maintain regulatory clearances or approvals;

•demonstrate safety and effectiveness in our sponsored and third-party clinical trials;

•expand our sales force across key markets to increase physician awareness;

•obtain and maintain coverage and adequate reimbursement for procedures using our products;

•attract and retain skilled research, development, sales and clinical personnel;

•cost-effectively manufacture, market and sell our products; and

•	obtain, maintain, enforce and defend our intellectual property rights and operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others.

Innovation

Our business strategy relies significantly on innovation to develop and introduce new products and to differentiate our products from our competitors. We expect our research and development expenditures to increase as we make additional investments to support our growth strategies. We plan to increase our research and development expenditures with internal initiatives. We also expect expenditures associated with our manufacturing organization to grow over time as production volume increases and we bring new products to market. Our internal and external investments will be focused on initiatives that we believe will offer the greatest opportunity for growth and profitability.

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

Key Components of Results of Operations

Revenues

We generate product revenue primarily from the sale of the catheters used with our consoles. We sell our products directly to hospitals and medical centers. To a lesser extent, we also generate lease revenue from the implied rental of consoles loaned to customers at no charge. We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Please refer to Note 2 - Summary of Significant Accounting Policies in our condensed consolidated financial statements for additional details on our revenue recognition policy. Our revenue is subject to fluctuation due to the foreign currency in which our products are sold.

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

Research and Development Expenses

Research and development expenses are expensed when incurred and are related to the development of our product candidates which includes pre-clinical, clinical, quality assurance, and research and development operational activities. These costs consist of:

•	salaries, benefits, and other employee-related costs, including stock-based compensation expense for personnel engaged in research and development functions;

•activities associated with clinical trials performed by third parties;

•professional fees;

•equipment, materials, and costs related to product manufacturing; and

•other operational costs including rent and facilities costs, and depreciation.

We do not track research and development expenses by project or product, as we are at an earlier stage in our pre-clinical and clinical development. Our management believes that the breakdown of research and development expenses by project or product would be arbitrary and would not provide a meaningful assessment.

Management expects the research and development expenses to increase, as we will incur incremental expenses associated with vCLAS product that are currently under development and in pre-clinical and clinical trials. Product candidates in later stages of clinical development generally have higher development costs, primarily due to the increased size and duration of later-stage clinical trials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, and employee-related costs (including stock-based compensation) for personnel in executive, finance and other administrative functions, allocated rent and facilities costs, legal fees relating to corporate matters, professional fees for accounting and consulting services, public company costs, insurance costs, and marketing costs. We expense all selling, general and administrative costs as incurred. We expect our selling, general and administrative expenses to decrease slightly for the full year 2025 compared to the full year 2024. This anticipated decrease is primarily due to lower payroll and personnel expenses resulting from the corporate prioritization initiative implemented on February 28, 2025, as well as the absence of transaction-related costs incurred in connection with the Business Combination completed in 2024. In future periods we expect our selling, general and administrative expenses to increase as we continue to expand on our operations and grow our business.

Convertible notes fair value adjustment

We recorded the October 2022 (the “October 2022 Convertible Notes”), April 2023 (the “April 2023 Convertible Notes”), November 2023 (the “November 2023 Convertible Notes”), February 2024 (the “February 2024 Convertible Notes”, or the “2024 Bridge Financing Notes”), May 2024 (the “May 2024 Convertible Notes”), June 2024 (the “June 2024 Convertible Notes”), and July 2024 (the “July 2024 Convertible Notes”) (collectively, “Legacy Adagio Convertible Notes”), at fair value at issuance and subsequently remeasure them to fair value at each reporting period. The change in fair value of the Convertible Securities Notes, including amounts related to interest, is recorded in “Convertible notes fair value adjustment.”

In connection with the execution of the Business Combination Agreement, certain investors (“Convert Investors”) executed a securities purchase agreement, dated February 13, 2024, with ListCo (the “Convertible Security Subscription Agreement”), pursuant to which ListCo issued on the Closing Date to the Convert Investors $20.0 million of 13% senior secured convertible notes (the “Convertible Securities Notes”), which will be convertible into shares of the Company’s Common Stock at a conversion price of $10.00 per share, subject to adjustment, and 1,500,000 warrants (the “Convert Warrants”), each Convert Warrant being exercisable on a cashless basis or for cash at a price of $24.00 per share, subject to adjustment. Such $20.0 million of financing in the form of Convertible Securities Notes includes the conversion of the 2024 Bridge Financing Notes into Convertible Securities Notes and Convert Warrants at Closing.

Warrant liabilities fair value adjustment

We accounted for certain common stock warrants outstanding as warrant liabilities at fair value, determined using the Black-Scholes-Merton option pricing model. The liability is subject to remeasurement at each reporting period and any change in fair value is recognized as warrant liabilities fair value adjustment in the condensed consolidated statements of operations and comprehensive loss.

Interest expense

Interest expense is primarily incurred from our outstanding debt obligations, including those under the October 2022 Convertible Notes, the Bridge Financing Notes, the Convertible Securities Notes and the SVB Term Loan (as defined below).

Interest Income

Interest income consists primarily of interest earned on our cash, cash equivalents, and money market accounts.

Other (expense) income, net

Other (expense) income, net primarily consists of foreign currency unrealized and realized gain / loss, and other income related to our research and development (“R&D”) tax credit.

Results of Operations

Comparison for the three months ended March 31, 2025 (Successor) to the three months ended March 31, 2024 (Predecessor)

The following table sets forth a summary of our results of operations (in thousands). This information should be read together with our condensed consolidated financial statements and related notes.

	For the three months ended March 31,
	2025	2024
	Successor	Predecessor	Change
			$	%
Revenue	$—	$26	$(26)	$(100)%
Cost of revenue and operating expenses:
Cost of revenue	253	542	(289)	(53)
Research and development	3,659	3,469	190	5
Selling, general, and administrative	3,485	4,830	(1,345)	(28)
Total cost of revenue and operating expenses	7,397	8,841	(1,444)	(16)
Loss from operations	(7,397)	(8,815)	1,418	(16)
Other income (expense):
Convertible notes fair value adjustment	190	1,673	(1,483)	(89)
Warrant liabilities fair value adjustment	38	(80)	118	(148)
Interest expense	(662)	(754)	92	(12)
Interest income	164	1	163	16,300
Other expense, net	(46)	(43)	(3)	7
Total other income (expense), net	(316)	797	(1,113)	(140)
Net loss	$(7,713)	$(8,018)	$305	$(4)
Other comprehensive loss:
Foreign currency translation adjustment	(61)	3	(64)	n.m
Comprehensive loss	$(7,774)	$(8,015)	$241	$(3)

n.m. = not meaningful

Revenue

Revenue was nil for the three months ended March 31, 2025 (Successor), compared to $26 thousand for the three months ended March 31, 2024 (Predecessor), representing a decrease of $26 thousand. The decrease was primarily due to the repurchase of previously sold inventory during the three months ended March 31, 2025, which offset gross sales recorded during the period. The inventory buyback was conducted in connection with a pause in commercial activity in Europe during the three months ended March 31, 2025.

Costs of revenue and operating expenses

Cost of revenue

Cost of revenue was $0.3 million and $0.5 million for the three months ended March 31, 2025 (Successor) and for the three months ended March 31, 2024 (Predecessor), respectively, representing a decrease of $0.2 million, or 53%. This decrease was primarily due to higher cost of revenue for the three months ended March 31, 2024 (Predecessor) resulting from a change in the estimated useful life of our Consoles from five years to three years, effective January 1, 2024. This change resulted in increased depreciation expense during the three months ended March 31, 2024. The lower cost of revenue in the three months ended March 31, 2025 (Successor) also reflects the impact of an inventory buyback conducted in connection with a pause in commercial activity in Europe during the three months ended March 31, 2025.

Research and development expenses

Research and development expenses were $3.7 million for the three months ended March 31, 2025 (Successor), compared to $3.5 million for the three months ended March 31, 2024 (Predecessor), representing an increase of $0.2 million, or 5%. This increase was primarily driven by a $0.4 million increase in product development costs, including consulting, prototyping, and project-related support, as well as a $0.3 million increase in clinical trial expenses. These increases were partially offset by a $0.5 million decrease in quality assurance and operations costs due to reduced production activity in the current period, and a reduction in payroll and personnel expenses resulting from a corporate prioritization initiative implemented during the three months ended March 31, 2025.

The following is a breakdown of our research and development costs by type of expense (in thousands):

	Three months ended March 31,
	2025	2024
	Successor	Predecessor
Pre-clinical trial costs and other research and development costs	$981	$633
Clinical trial costs	1,705	1,373
Quality assurance costs	439	666
Operational costs	534	797
Total research and development expenses	$3,659	$3,469

Our clinical trial expenses relate to trials for our iCLAS atrial ULTC catheter and system (CYROCURE-2), iCLAS atrial ULTC catheter and system (iCLAS for PsAF), vCLAS ventricular ULTC catheter (CYROCURE-VT), vCLAS ventricular ULTC catheter (FULCRUM-VT), and PFCA catheter. Clinical trial costs include the expenses spent on clinical trial studies and other related expenses. Quality assurance includes regulatory fees and third-party service fees. Pre-clinical trial costs and other research and development costs include the expenses resulting from professional fees, prototypes, and animal testing. Operational costs include the expenses spent on product manufacturing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.5 million for the three months ended March 31, 2025 (Successor) and $4.8 million for the three months ended March 31, 2024 (Predecessor). The decrease in selling, general and administrative expenses of $1.3 million, or 28%, is primarily due to a decrease in payroll and personnel expense related to lower headcount during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Convertible notes fair value adjustment

The change in convertible notes fair value resulted in a gain of $0.2 million for the three months ended March 31, 2025 (Successor). The change in convertible notes fair value resulted in a gain of $1.7 million for the three months ended March 31, 2024 (Predecessor). The change in convertible notes fair value for the three months ended March 31, 2025 (Successor) is due to the change in the fair value of the Convertible Securities Notes. The change in convertible notes fair value for the three months ended March 31, 2024 (Predecessor) is due to a change in the fair value of the October 2022 Convertible Notes and the April 2023 Convertible Notes.

Warrant liabilities fair value adjustment

The change in fair value of warrant liabilities resulted in a gain of $38 thousand for the three months ended March 31, 2025, compared to a loss of $80 thousand for the three months ended March 31, 2024.

Interest expense

Interest expense was $0.7 million and $0.8 million for the three months ended March 31, 2025 (Successor) and 2024 (Predecessor), respectively. The decrease of $0.1 million, or 12% was related to interest incurred from the convertible promissory notes issued in April 2023, November 2023, February 2024, May 2024, June 2024, July 2024 Notes, and the Convertible Securities Notes.

Interest income

Interest income was $164 thousand and $1 thousand for the three months ended March 31, 2025 (Successor) and 2024 (Predecessor), respectively. The increase in interest income of $163 thousand is primarily due to the increase of cash balances in an asset management account.

Other expense, net

Other expense, net was $46 thousand and $43 thousand for the three months ended March 31, 2025 (Successor) and 2024 (Predecessor), respectively. This net increase in other expense of $3 thousand was primarily attributable to foreign currency unrealized and realized loss.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities, convertible promissory notes and the SVB Term Loan. Since inception we have incurred operating losses and negative cash flows and anticipate continuing to do so for at least the next several years.

As of March 31, 2025, and December 31, 2024, the Successor had cash and cash equivalents of $13.0 million and $20.6 million, respectively. For the three months ended March 31, 2025 (Successor) and 2024 (Predecessor), net losses were $7.7 million and $8.0 million, respectively. For the three months ended March 31, 2025 (Successor) and 2024 (Predecessor) net cash used in operating activities was $7.2 million and $6.7 million, respectively.

We do not require significant cash reserve to meet short term and long-term obligations with a balance of approximately $2.6 million for accounts payable and $3.1 million for accrued liabilities as of March 31, 2025 (Successor). We have a balance of $13.0 million in cash as of March 31, 2025, and we do not believe our current cash and cash equivalents are sufficient to fund operations for at least the next 12 months from the issuance date of the condensed consolidated financial statements. We believe that this raises substantial doubt about our ability to continue as a going concern.

We intend to mitigate the conditions and events that raise substantial doubt about our ability to continue as a going concern entity by (i) negotiating other cash equity or debt financing in the short-term, (ii) continuing to pursue the necessary regulatory approvals to launch commercially in the U.S. market, and (iii) executing cost-cutting measures to manage cash burn. However, there can be no assurances that the current plans will generate any liquidity to us or be available on terms acceptable to us.

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

•

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

•debt service requirements; and

•the extent to which we acquire or invest in businesses, products or technologies.

Our primary uses of capital are, and we expect will continue to be, investment in our commercial organization and related expenses, clinical research and development services, and related supplies, legal and other regulatory expenses, general administrative costs and working capital.

See the section of this Report titled “Risk Factors” for additional risks associated with our substantial capital requirements.

Debt Obligations (Predecessor)

October 2022 Convertible Notes

In October 2022, we entered into a Note Purchase Agreement with investors for the issuance and sale of the October 2022 Convertible Notes with an aggregate principal amount of $9.5 million at an interest rate of eight percent (8.0%) per year. The October 2022 Convertible Notes had an original maturity date of October 27, 2023, which was subsequently extended to the latest of (i) January 5, 2024, (ii) termination of agreements between Legacy Adagio and ARYA in connection with a non-binding summary of certain proposed terms and conditions of the Business Combination, or (iii) the termination or lapse of the exclusivity period as defined in the non-binding term sheet as mentioned above.

The October 2022 Convertible Notes were also amended to be subordinate to the April 2023 Convertible Notes (as described below) and provide for the conversion of all principal and accrued interest in respect of all the October 2022 Convertible Notes into shares of Series E Preferred Stock of Legacy Adagio in connection with the Business Combination. (refer to Note 9 - Debt in our condensed consolidated financial statements for additional details).

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

Bridge Financing Notes

April 2023 Convertible Notes

In April 2023, we issued a $5.0 million convertible promissory note that would mature on the latest of (i) January 5, 2024, (ii) termination of agreements between Legacy Adagio and ARYA in connection with the Business Combination, or (iii) the termination or lapse of the exclusivity period as defined in the non-binding term sheet as mentioned above, and accrued simple interest at eight percent (8.0%) per annum. Additionally, we obtained the right to issue up to $10.0 million in additional convertible promissory notes available beginning one month after April 4, 2023, through the occurrence of an ARYA stockholder vote with regard to the Business Combination.

In November 2023, the April 2023 Notes were amended to align certain terms to the November 2023 Notes (Refer to Note 9 - Debt in our condensed consolidated financial statements for additional details).

Upon the consummation of the Business Combination, the April 2023 Convertible Notes automatically converted into shares of Company common stock that were issued in the PIPE Financing in an amount equal to the principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the PIPE Financing.

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

Upon the consummation of the Business Combination, the November 2023 Convertible Notes automatically converted into shares of Company common stock that were issued in the PIPE Financing in an amount equal to the principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the PIPE Financing.

In December 2023, the November 2023 Notes were amended to permit the issuance of a Delayed Draw Commitment in the original amount of $6.0 million. On December 13, 2023, and December 28, 2023, Legacy Adagio drew the principal amount of $1.0 million and $2.0 million, respectively. As of March 31, 2024, $8.0 million of the convertible promissory note had been drawn. The combined $6.0 million convertible promissory notes were issued pursuant to the clause and terms in the November 2023 Notes agreement (refer to Note 9 - Debt in our condensed consolidated financial statements for additional details).

May 2024 Convertible Notes

On May 21, 2024, Legacy Adagio issued a $3.0 million convertible promissory note (“May 2024 Notes”) to Perceptive PIPE Investor that matured upon the termination of the Business Combination Agreement in accordance with its terms. It accrued simple interest at eight percent (8.0%) per annum.

Upon the consummation of the Business Combination, the May 2024 Convertible Notes automatically converted into shares of Company common stock that were issued in the PIPE Financing in an amount equal to the principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the PIPE Financing.

June 2024 Notes

On June 25, 2024, Legacy Adagio issued a $2.5 million convertible promissory note (“June 2024 Notes”) to Perceptive PIPE Investor that matured upon the termination of the Business Combination Agreement in accordance with its terms. It accrued simple interest at eight percent (8.0%) per annum.

Upon the consummation of the Business Combination, the June 2024 Convertible Notes automatically converted into shares of Company common stock that were issued in the PIPE Financing in an amount equal to the principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the PIPE Financing.

July 2024 Notes

On July 23, 2024, Legacy Adagio issued a $1.0 million convertible promissory note (“July 2024 Notes”) to Perceptive PIPE Investor that matured upon the termination of the Business Combination Agreement in accordance with its terms. It accrued simple interest at eight percent (8.0%) per annum.

Upon the consummation of the Business Combination, the July 2024 Convertible Notes automatically converted into shares of Company common stock that were issued in the PIPE Financing in an amount equal to the principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the PIPE Financing.

Pursuant to the Business Combination Agreement, the outstanding $29.5 million principal along with the accrued but unpaid interest of the Bridge Financing Notes, was converted in exchange for 4,372,607 shares of the Company’s common stock and 3,540,000 Base Warrants as part of the PIPE Financing.

February 2024 Convertible Notes

On February 13, 2024, the Legacy Adagio issued to Perceptive PIPE Investor a principal of $7.0 million convertible promissory note that matured upon the termination of the Business Combination Agreement in accordance with its terms. The February 2024 Convertible Notes accrued simple interest at eight percent (8.0%) per annum.

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

SVB Term Loan

In February 2023, Legacy Adagio entered into an agreement with Silicon Valley Bank to borrow an initial term loan advance of $3.0 million and a right to borrow a subsequent term loan advance of $2.0 million (“SVB Term Loan”). The loans matured on January 1, 2025. In conjunction with the SVB Term Loan, Legacy Adagio issued Silicon Valley Bank warrants to acquire 32,720 shares of common stock in February 2023 and distributed additional warrants to acquire 16,360 shares of common stock as of December 31, 2023 (“SVB Warrants”). Prior to the Closing of the Business Combination, the existing SVB Term Loan of Legacy Adagio as on July 30, 2024, had a net balance of $1.0 million, including $1.0 million of principal payment due within twelve months with an unamortized debt discount of $9.7 thousand. The unpaid principal and accrued interest were carried as assumed liabilities to the Company and paid at the Closing. (Refer to Note 9 - Debt in our condensed consolidated financial statements for additional details).

Debt Obligations (Successor)

Convertible Securities Notes

In connection with the execution of the Business Combination Agreement, Convert Investors executed the Convertible Security Subscription Agreement, dated February 13, 2024, which was amended on June 20, 2024, with ListCo. In accordance with the agreement, ListCo issued on the Closing Date to the Convert Investors $20.0 million of Convertible Securities Notes and 1,500,000 Convert Warrants.

The $20.0 million Convertible Securities Notes are convertible into shares of the Company’s common stock at a conversion price of $10.00 per share, subject to adjustment per the terms of the agreement, and the 1,500,000 warrants, each of which are exercisable on a cashless basis or for one share of the Company’s common stock at $24.00 per share, subject to adjustment. The Convertible Securities Notes have a maturity of three years and nine months after the Closing and interest will be payable in cash or compound as additional principal outstanding which accrues on a quarterly basis.

Cash Flows

The following table shows a summary of our cash flows for each of the periods shown below (in thousands):

	Three Months Ended March 31,
	2025	2024
	Successor	Predecessor
Net cash used in operating activities	$(7,211)	$(6,739)
Net cash used in investing activities	(335)	(162)
Net cash provided by financing activities	—	9,571
Effect of foreign currency translation on cash	(77)	30
Net change in cash and cash equivalents	$(7,623)	$2,700

Comparison for the three months ended March 31, 2025 (Successor) to the three months ended March 31, 2024 (Predecessor)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 (Successor) was $7.2 million, consisting primarily of a net loss of $7.7 million, adjusted by non-cash items of $0.2 million and net changes in operating assets and liabilities of $0.2 million. Non-cash items primarily consisted of $0.3 million in depreciation and amortization, $0.2 million in stock-based compensation, and a $0.2 million net gain from the change in fair value of convertible notes payable. Changes in operating assets and liabilities included a $0.3 million increase in inventory and a $0.6 million decrease in accrued liabilities, partially offset by a $0.7 million increase in other accrued liabilities.

Net cash used in operating activities for the three months ended March 31, 2024 (Predecessor) was $6.7 million, consisting primarily of a net loss of $8.0 million, adjusted by non-cash items of 0.9 million, and net cash provided by changes in operating assets and liabilities of $0.4 million. Non-cash items primarily consisted of $0.3 million in depreciation and amortization, $0.1 million in stock-based compensation, $42,000 in non-cash lease expense, and a $0.1 million loss from the change in fair value of warrant liabilities, partially offset by a $1.7 million gain from the change in fair value of convertible notes payable. Changes in operating assets and liabilities were primarily driven by a $0.9 million increase in accounts payable, a $0.7 million increase in accrued liabilities, and a $0.2 million increase in accrued transaction costs, partially offset by a $0.7 million increase in other accrued liabilities and a $0.3 million increase in inventory.

Cash Flow Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 (Successor) and the three months ended March 31, 2024 (Predecessor) was $0.3 million and $0.2 million, respectively. The increase in cash used in investing activities was due to the increased purchases of property.

Cash Flow Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 (Successor) was nil.

Net cash provided by financing activities for the three months ended March 31, 2024 (Predecessor) was $9.6 million, primarily due to receiving $10.0 million from the issuance of convertible notes payable, and $18 thousand related to exercise of common stock options in 2023, offset by a decrease of $0.4 million repayment of SVB Term Loan.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes included elsewhere in this Report. We base our estimates on historical experience, current business factors and various other assumptions that we believe are necessary to consider forming a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses and the disclosure of contingent assets and liabilities. We are subject to uncertainties such as the impact of future events, economic and political factors, and changes in our business environment; therefore, actual results could differ from these estimates.

Accordingly, the accounting estimates used in the preparation of our condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to our condensed consolidated financial statements.

On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2025, there have been no material changes to our critical accounting policies from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 Annual Report, except as noted below.

Emerging Growth Company and Smaller Reporting Company Status

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

In addition, as an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	an exception from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended;
●	reduced disclosure about our executive compensation arrangements in our periodic reports, proxy statements and registration statements;
●	exemptions from the requirements of holding non-binding advisory votes on executive compensation or golden parachute arrangements; and
●	an exemption from compliance with the requirements of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on financial statements.

We will remain an EGC under the JOBS Act until the earliest of (i) December 31, 2026 (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three-years.

We are also a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recent Accounting Pronouncements

Refer to Note 2 - Summary of Significant Accounting Policies in our condensed consolidated financial statements included elsewhere in this Report for a description of recent accounting pronouncements applicable to our financial statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting as of December 31, 2024, related to the inadequate design and operation of management’s review controls over valuation reports prepared by third-party specialists in conjunction with the accounting for certain debt and equity instruments. Subsequently, we executed our remediation plan for such material weakness, as disclosed in our 2024 Annual Report on Form 10-K, by, among other things, ensuring additional review of third-party valuation reports utilized in the accounting for certain debt and equity instruments; ensuring additional review of the manual journal entries based on externally generated reports and agreements with regard to accounting issues in certain debt and equity instruments; and enhanced oversight controls on the work performed by third-party specialists. As a result, we believe that the material weakness described above was remediated as of May 15, 2025, the filing date of our first quarter 2025 Quarterly Report on Form 10-Q.

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than completion of the actions taken to remediate the material weakness which existed as of December 31, 2024, as described above.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 27, 2025 (the “2024 Annual Report”). The risk factors described in our 2024 Annual Report, as well as other information set forth in this Quarterly Report on Form 10-Q, could materially adversely affect our business, financial condition, results of operations and prospects, and should be carefully considered. The risks and uncertainties that we face, however, are not limited to those described in the 2024 Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

Risks Related to Our Business

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

We operate in a global economy, and our business depends on a global supply chain for the development, manufacturing, and distribution of our products, and for the advancement of our preclinical and clinical development programs. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty.

We source some materials from international suppliers, with reliance on foreign manufacturers, including China. Tariff policies, particularly those affecting China could materially increase our costs and reduce our profitability, including as a result of our inability to adjust pricing in formulary-based markets. Recent and potential future changes in international trade policies, particularly regarding U.S.-China trade relations present risks to our operations and financial performance.

Recent policy discussions have included potential targeted tariffs or other trade measures specifically aimed at medical devices as part of broader healthcare cost control or national security initiatives. Unlike consumer goods, pharmaceuticals and medical devices face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Should the current tariffs hold or additional tariffs be imposed specifically targeting raw materials imports, our production costs could rise significantly, and it would be costly to qualify alternative sources within another country with a lower tariff rate or within the United States, as developing and qualifying alternative sources typically requires at least 12-24 months and substantial investment and regulatory approvals. Moreover, the dynamic and unpredictable tariff and trade landscape creates substantial uncertainty and significant planning challenges for our operations. Changes in tariff classifications, country-of-origin requirements, or customs procedures can occur with limited notice. This uncertainty complicates our long-term investment decisions regarding manufacturing facilities, supply chain optimization, and research and development locations.

Unlike many industries, our ability to pass increased costs to customers is limited by the structure of medical device pricing and reimbursement systems. Many of our products’ pricing are established through annual or multi-year contracts with commercial, third-party payors, customers, and group purchasing organizations, and reimbursement methodologies established by government programs, such as Medicare. These arrangements typically include fixed pricing terms that were negotiated prior to the implementation of the recently announced tariffs. As a result, and depending on the timing and scope of the implementation of these tariffs, cost increases due to tariffs may be difficult or impossible to pass through to customers until the next negotiation cycle, which could be up to 36 months away.

Current or future tariffs will also result in increased research and development expenses, including with respect to increased costs associated with raw materials, equipment and research materials and components. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, results of operations, financial condition and growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described in our 2024 Annual Report.

Our corporate prioritization initiative may not achieve our intended outcome and may result in significant adverse consequences.

In February 2025, we implemented a corporate prioritization initiative focusing all resources on the FULCRUM-VT clinical trial activities and our new product design optimization program. This corporate prioritization initiative may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the corporate prioritization initiative. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The corporate prioritization initiative could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives, including any potential strategic alternatives. If we are unable to realize the anticipated benefits from the corporate prioritization initiative, or if we experience significant adverse consequences from the corporate prioritization initiative, our business, financial condition, and results of operations may be materially adversely affected.

Risks Related to our Products

A breakthrough device designation by the FDA for vCLAS may not lead to a faster development, regulatory review or approval process, and it may not increase the likelihood that vCLAS will receive premarket approval (“PMA”) approval from the FDA.

In April 2025, we announced that the FDA granted breakthrough device designation for the vCLAS Cryoablation System for the treatment of drug-refractory, recurrent, sustained monomorphic ventricular tachycardia in patients with ischemic or non-ischemic structural heart disease. Breakthrough Device designation provides potential benefits to device developers, including more interactive and timely communications with FDA staff, use of post-market data collection when scientifically appropriate, and opportunities for flexible clinical study design. The receipt of breakthrough device designation for vCLAS may not result in a faster development process, review or approval compared to conventional FDA procedures and does not ensure ultimate PMA approval by the FDA. In addition, even if a product qualifies as a breakthrough device, the FDA may later decide that the product no longer meets the conditions for qualification.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 3.Defaults upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

The following exhibits are either filed or furnished with, or incorporated by reference into, this Quarterly Report on Form 10-Q.

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

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
4.1	Form of Base Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
4.2	Form of Pre-Funded Warrant Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
4.3	Form of Convert Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
4.4	Specimen Common Stock Certificate of New Adagio (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
10.1*	Offer Letter, dated April 17, 2025, between Adagio Medical, Inc. and Daniel George.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAGIO MEDICAL HOLDINGS, INC.

Date: May 15, 2025		/s/ Todd Usen
	Name:	Todd Usen
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025		/s/ Dan George
	Name:	Dan George
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)