Form 10-Q
period 2025-06-30
Adagio Medical Holdings, Inc.
filed 2025-08-14
CIK 2006986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 11, 2025, there were 15,381,565 shares of common stock, $0.0001 par value, issued and outstanding.

ADAGIO MEDICAL HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

		Page
PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2025 (Successor) (Unaudited) and December 31, 2024 (Successor)	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor)	4

	Unaudited Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor)	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	68

Item 4.	Controls and Procedures	69

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	70

Item 1A.	Risk Factors	70

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 3.	Defaults Upon Senior Securities	71

Item 4.	Mine Safety Disclosures	72

Item 5.	Other Information	72

Item 6.	Exhibits	72

SIGNATURES		73

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

•our ability to obtain and maintain regulatory clearances or approvals;

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

We may announce material business and financial information to our investors using our investor relations website (investors.adagiomedical.com). We therefore encourage investors and others interested in Adagio Medical Holdings, Inc. to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission (the “SEC”) webcasts, press releases and conference calls.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Adagio Medical Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	Successor	Successor
	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$8,200	$20,586
Accounts receivable, net	—	35
Inventory, net	1,841	2,566
Prepaid expenses	1,110	1,940
Other current assets	1,076	222
Total current assets	12,227	25,349
Property and equipment, net	1,882	1,961
Right-of-use assets, net	822	188
Intangible assets, net	6,969	6,969
Goodwill, net	13,967	13,967
Other assets	9	14
Total assets	$35,876	$48,448
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,315	$2,840
Accrued liabilities	3,364	3,676
Operating lease liabilities, current	205	143
Other accrued liabilities	—	1,104
Total current liabilities	4,884	7,763
Operating lease liabilities, long-term	629	46
Convertible notes payable, net	16,945	16,076
Warrant liabilities	255	152
Deferred tax liabilities, net	883	883
Other long-term liabilities	3,614	3,616
Total liabilities	27,210	28,536
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value; 210,000,000 shares authorized at June 30, 2025 and December 31, 2024; 15,381,565 and 15,198,232 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	90,947	90,495
Accumulated other comprehensive (loss) income	(99)	1
Accumulated deficit	(82,184)	(70,586)
Total stockholders’ equity	8,666	19,912
Total liabilities and stockholders’ equity	$35,876	$48,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adagio Medical Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	Successor	Predecessor	Successor	Predecessor
Revenue	$—	$254	$—	$280
Cost of revenue and operating expenses:
Cost of revenue	342	682	595	1,224
Research and development	1,971	2,865	5,630	6,334
Selling, general, and administrative	2,404	3,366	5,976	8,196
Total cost of revenue and operating expenses	4,717	6,913	12,201	15,754
Loss from operations	(4,717)	(6,659)	(12,201)	(15,474)
Other income (expense):
Convertible notes fair value adjustment	1,427	1,584	1,617	3,966
Warrant liabilities fair value adjustment	(141)	94	(103)	14
Interest expense	(720)	(760)	(1,382)	(1,514)
Interest income	102	2	266	3
Other income (expense), net	102	5	143	(38)
Total other income, net	770	925	541	2,431
Net loss	$(3,947)	$(5,734)	$(11,660)	$(13,043)
Other comprehensive loss:
Foreign currency translation adjustment	(39)	2	(100)	5
Comprehensive loss	$(3,986)	$(5,732)	$(11,760)	$(13,038)

Basic net loss per share	$(0.26)	$(7.35)	$(0.76)	$(16.72)
Diluted net loss per share	$(0.35)	$(7.35)	$(0.86)	$(16.72)
Weighted-average shares used to compute net loss per common share, basic and diluted	15,381,565	779,908	15,378,543	779,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adagio Medical Holdings, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Three Months Ended June 30, 2025
							Accumulated
					Additional		Other	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of March 31, 2025 (Successor)	—	$—	15,381,565	$2	$90,713	$(78,256)	$(60)	$12,399
Foreign currency translation adjustment	—	—	—	—	—	19	(39)	(20)
Stock-based compensation	—	—	—	—	234	—	—	234
Net loss	—	—	—	—	—	(3,947)	—	(3,947)
Balance as of June 30, 2025 (Successor)	—	$—	15,381,565	$2	$90,947	$(82,184)	$(99)	$8,666

	Six Months Ended June 30, 2025
							Accumulated
					Additional		Other	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2024 (Successor)	—	$—	15,198,232	$2	$90,495	$(70,586)	$1	$19,912
Foreign currency translation adjustment	—	—	—	—	—	62	(100)	(38)
Issuance of Waiver Shares	—	—	183,333	—	—	—	—	—
Stock-based compensation	—	—	—	—	452	—	—	452
Net loss	—	—	—	—	—	(11,660)	—	(11,660)
Balance as of June 30, 2025 (Successor)	—	$—	15,381,565	$2	$90,947	$(82,184)	$(99)	$8,666

	Three Months Ended June 30, 2024
							Accumulated
					Additional		Other	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of March 31, 2024 (Predecessor)	4,939,946	$91,469	780,069	$1	$1,719	$(140,958)	$20	$(139,218)
Foreign currency translation adjustment	—	—	—	—	—	—	2	2
Exchange preferred stock for pre-funded warrants	(207,902)	(4,686)	—	—	4,332	—	—	4,332
Stock option exercises	—	—	111	—	1	—	—	1
Stock-based compensation	—	—	—	—	111	—	—	111
Net loss	—	—	—	—	—	(5,734)	—	(5,734)
Balance as of June 30, 2024 (Predecessor)	4,732,044	$86,783	780,180	$1	$6,163	$(146,692)	$22	$(140,506)

	Six Months Ended June 30, 2024
							Accumulated
					Additional		Other	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of December 31, 2023 (Predecessor)	4,939,946	$91,469	779,908	$1	$1,608	$(133,649)	$17	$(132,023)
Foreign currency translation adjustment	—	—	—	—	—	—	5	5
Exchange preferred stock for pre-funded warrants	(207,902)	(4,686)	—	—	4,332	—	—	4,332
Stock option exercises	—	—	272	—	2	—	—	2
Stock-based compensation	—	—	—	—	221	—	—	221
Net loss	—	—	—	—	—	(13,043)	—	(13,043)
Balance as of June 30, 2024 (Predecessor)	4,732,044	$86,783	780,180	$1	$6,163	$(146,692)	$22	$(140,506)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adagio Medical Holdings, Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
	Successor	Predecessor
Cash flows from operating activities:
Net loss	$(11,660)	$(13,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	542	587
Non-cash operating lease expense	—	83
Stock-based compensation	452	221
Provision for inventory impairment	—	41
Amortization of term loan discount	—	10
Loss on disposal of property and equipment	—	58
Change in fair value of convertible notes payable	(1,617)	(3,966)
Change in fair value of warrant liabilities	103	(14)
Net change in operating assets and liabilities:
Accounts receivable, net	39	(99)
Inventory, net	756	(788)
Prepaid expenses and other current assets	(10)	45
Accounts payable	(1,526)	1,750
Accrued liabilities	(335)	386
Accrued transaction costs	—	(299)
Other accrued liabilities	1,379	1,428
Operating lease liabilities	10	(84)
Net cash used in operating activities	(11,867)	(13,684)
Cash flows from investing activities:
Purchases of property and equipment	(345)	(337)
Net cash used in investing activities:	(345)	(337)
Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	15,500
Repayment of non-convertible term loan	—	(857)
Net cash provided by financing activities	—	14,643
Effect of foreign currency translation on cash and cash equivalents	(174)	40
Net change in cash and cash equivalents	(12,386)	662
Cash and cash equivalents, at beginning of period	20,586	1,383
Cash and cash equivalents, at end of period	$8,200	$2,045

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$76
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$—	$(216)
Lease liabilities recorded for operating lease right-of-use assets	$—	$216
Exchange preferred stock for pre-funded warrants	$—	$4,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adagio Medical Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Description of Organization and Business Operations

Our Company

Adagio Medical Holdings, Inc. (formerly known as Aja Holdco, Inc.), together with its wholly-owned subsidiaries (collectively, the “Company” or the “Successor”), is a medical technology company focused on the development and commercialization of ablation technologies for the treatment of cardiac arrhythmias. The Company is currently focused on the treatment of ventricular tachycardia (“VT”) with its purpose-built vCLAS™ Cryoablation System, which is CE Marked and is currently under evaluation in the Company’s FULCRUM-VT U.S. IDE Pivotal Study. In April 2025, the Company received Breakthrough Device designation from the FDA for the Company’s vCLASTM Cryoablation System for the treatment of drug-refractory, recurrent, sustained monomorphic ventricular tachycardia in patients with ischemic or non-ischemic structural heart disease. The Company’s technologies are based on its proprietary ultra-low temperature cryoablation (“ULTC”) platform, which is designed to produce durable, contiguous, transmural lesions anywhere in the heart using the Company’s differentiated consoles and catheters. Legacy Adagio (as defined below) received CE Mark in Europe for its iCLAS™ Cryoablation System for atrial fibrillation and vCLASTM Cryoablation System for ventricular tachycardia in June 2020 and March 2024, respectively. The Company has also developed pulsed field cryoablation (“PFCA”), a dual therapy platform technology that combines the Company’s proprietary ULTC with pulsed field ablation. The Company is headquartered in Laguna Hills, California.

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

Refer to Note 3 - Forward Merger for details of the Business Combination.

The Company’s Common Stock (as defined below) began trading on the Nasdaq Capital Market on August 1, 2024, under the symbol “ADGM”.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as discussed below, there is substantial doubt about the Company’s ability to continue as a going concern. The Company has limited revenue and has experienced recurring operating losses and negative cash flows from operations since its inception and anticipates that it will continue to do so for at least the next several years.

As of June 30, 2025, the Successor had cash and cash equivalents of $8.2 million, and an accumulated deficit of $82.2 million. For the three months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor), net loss was $3.9 million and $5.7 million, respectively. For the six months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor), net loss was $11.7 million and $13.0 million, respectively. The net cash used in operating activities was $11.9 million and $13.7 million, respectively.

Pursuant to ASC 205, Presentation of Financial Statements, the Company is required to and does evaluate at each annual and interim period whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Based on its current plans and forecasted expenses, the Company expects that its cash and cash equivalents as of the filing date, August 13, 2025, will enable the Company to fund its planned operating expenses and capital expenditure requirements into the fourth quarter of 2025. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected. Until the Company can generate sufficient revenue, the Company will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements.

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

In February 2025, the Company implemented a corporate prioritization initiative focusing all resources on the FULCRUM-VT clinical trial activities and the Company’s new product design optimization program, which has been designed to advance faster innovation and iteration to meet market demands. The Company incurred one-time expenses related to these events during the six months ended June 30, 2025.

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

Certain information and disclosures normally included in consolidated financial statements presented in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”) filed with the Securities and Exchange Commission, or SEC, on March 27, 2025.

As a result of the Business Combination, for accounting purposes, ListCo is the acquirer and Legacy Adagio is the accounting acquiree and predecessor. The financial statement presentation includes the financial statements of Legacy Adagio as “Predecessor” for the periods prior to the Closing Date (the “Predecessor Period(s)”), and of the Company as “Successor” for the periods after the Closing Date (the “Successor Period(s)”), including the consolidation of Legacy Adagio and ARYA. The Successor Period includes the Company’s results of operations and cash flows for the periods from July 31, 2024, through June 30, 2025.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations and comprehensive loss, the condensed consolidated statements of convertible preferred stock and stockholders' equity, for the three and six months ended June 30, 2025 (Successor), and the three and six months ended June 30, 2024 (Predecessor), the condensed consolidated statements of cash flows for the six months ended June 30, 2025 (Successor), and the six months ended June 30, 2024 (Predecessor), and the related footnote disclosures are unaudited.

These unaudited interim financial statements have been prepared in accordance with U.S. GAAP and, in management’s opinion, reflect all adjustments which only include normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2025 (Successor) and its results of operations and comprehensive loss for the three and six months ended June 30, 2025 (Successor) and 2024 (Predecessor), and cash flows for the six months ended June 30, 2025 (Successor) and 2024 (Predecessor).

The results for the three and six months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor) are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or any other interim period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase, including its money market account, to be cash equivalents. All of the Company’s cash equivalents have liquid markets. Cash deposits held in accounts at each United States financial institution are insured up to $0.25 million by the Federal Deposit Insurance Corporation. Cash deposits held in accounts at each European Union financial institution are insured up to €0.1 million by the Deposit Guarantee Scheme. The Company maintains its cash in bank deposit accounts that, at times, may exceed the stated insured limits. Any loss incurred or lack of access to uninsured funds could have a significant adverse impact on the Company's financial condition, results of operations and cash flows. Management does not expect any losses on such accounts.

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

The Company’s customer contracts generally have performance obligations that contain deliverables consisting of the Consumables and may also include Consoles loaned to customers. The Company evaluates each promise within a multiple-performance obligation arrangement to determine whether it represents a distinct performance obligation. The primary performance obligations in the Company’s customer arrangements, from which it derives revenue is the sale of the Consumables.

When the Company loans the Console to the customer, it retains title to the Console at all times and does not require minimum purchase commitments from the customer related to any Consumables. In such cases, the Company invoices the customer for the Consumables based on customer orders received. Over time, the Company expects to recover the cost of the loaned Console through the customer’s continued purchasing and use of additional Consumables. For these reasons, the Company has determined that part of the arrangement consideration for the Consumables is an implied rental payment for use of the Console. Therefore, the Company allocates the arrangement consideration between the lease components (i.e., the Console) and non-lease components (i.e., the Consumables) based on the relative estimated standalone selling price of each distinct performance obligation consistent with ASC 842, Leases and ASC 606. Revenue allocated to the lease components was not material for the three and six months ended June 30, 2024 (Predecessor), and three and six months ended June 30, 2025 (Successor).

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

For the three and six months ended June 30, 2025 (Successor) no revenue was recognized. For the three and six months ended June 30, 2024 (Predecessor), revenue was generated only from European markets.

Inventory

Inventory consists of raw materials, work-in-process, and finished products and is valued at the lower of cost or net realizable value. The method by which those amounts are removed from the inventory is first-in first-out. Cost may include materials, labor, and manufacturing overhead. The carrying value of inventory is reviewed for potential impairment whenever indicators suggest that the cost of inventory exceeds the carrying value and management adjusts the inventory to its net realizable value. The Company also periodically evaluates inventory for estimated losses from excess quantities and obsolescence and writes down the cost of inventory to net realizable value at the time such determinations are made. Net realizable value is determined using the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose. Inventory used in research and development activities is expensed when incurred.

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

Indefinite-lived intangible assets consist of In-Process Research and Development (“IPR&D”). Intangible assets with indefinite lives are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. No impairment charges were recorded for the three and six months ended June 30, 2025 (Successor). Legacy Adagio did not have material intangible assets.

Goodwill

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company tests goodwill for impairment at the reporting unit level. The Company has one reporting unit for the goodwill impairment testing purposes. Goodwill is tested for impairment on an annual basis in the fourth quarter, or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not be recoverable (a “triggering event”). On the occurrence of a triggering event, an entity has the option to first assess qualitative factors to determine whether a quantitative impairment test is necessary. If it is more likely than not that goodwill is impaired, the fair value of the reporting unit (the Company) is compared with its carrying value. An impairment charge is recognized for the amount by which the carrying amount exceeds the fair value, provided the loss recognized cannot exceed the total amount of goodwill. No goodwill impairment charges were recorded for the three and six months ended June 30, 2025 (Successor). Legacy Adagio did not have goodwill.

Concentrations

The Company had two suppliers exceed 10% of total accounts payable as of June 30, 2025 (Successor), representing 56% of accounts payable. The Company had two suppliers exceed 10% of total accounts payable as of December 31, 2024 (Successor), representing 55% of accounts payable.

The Company’s five and ten largest suppliers accounted for approximately 28% and 37%, respectively, of the Company’s expenditures for the six months ended June 30, 2025 (Successor).

The Company’s five and ten largest suppliers accounted for approximately 45% and 55%, respectively, of the Company’s expenditures for the six months ended June 30, 2024 (Predecessor).

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and finite-lived intangible assets, for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when the asset’s carrying value exceeds the total undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined as the excess of the carrying value of the asset over its fair value. For the six months ended June 30, 2025 (Successor) and the six months ended June 30, 2024 (Predecessor), the Company determined that there was no impairment of long-lived assets.

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

The Company's implied rental agreements for its Consoles qualify as operating leases and as such, revenue is recognized in accordance with ASC 842, Leases and ASC 606, Revenue from Contracts with Customers. No revenue was allocated to the lease components for the six months ended June 30, 2025 (Successor). Revenue allocated to the lease components was not significant for the six months ended June 30, 2024 (Predecessor).

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

Warrants

The Company has Convert Warrants (as defined below) issued along with the Convertible Securities Notes, and PIPE Pre-funded Warrants (as defined below) issued in PIPE Financing (as defined below), which are classified as liabilities. The Company also has PIPE Base Warrants (as defined below) issued in PIPE Financing, which are classified as equity. Legacy Adagio has certain common stock warrants (“SVB Warrants”) issued along with the SVB Term Loan (as defined below) and pre-funded warrants to purchase Series E preferred stock (“Series E Pre-funded Warrants”), which were both classified as liabilities.

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

ASU 2019-12, Simplifying the Accounting for Income Taxes was adopted in the first quarter of 2021 and the Company has recorded franchise taxes not based on income outside of income tax expense. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on its condensed consolidated balance sheets and has not recognized interest and/or penalties in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025 (Predecessor), and June 30, 2024 (Predecessor), respectively.

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

Description of the Transaction

Upon the consummation of the Business Combination,

a)	Each issued and outstanding Class A ordinary share of ARYA, par value $0.0001 per share, were automatically cancelled, extinguished and converted into one share of common stock, par value $0.0001 per share, of the Company (“Company’s common stock”).

b)	Each issued and outstanding Class B ordinary share of ARYA, par value $0.0001 per share, were automatically cancelled, extinguished and converted into the right to receive one share of the Company’s common stock, other than (i) 1,000,000 Class B ordinary shares that were forfeited by ARYA Sciences Holdings IV, a Cayman Islands exempted company (the “Sponsor”), and issued to the PIPE Investors (as defined below), including the Perceptive PIPE Investor (as defined below); (ii) 1,147,500 shares of the Company’s common stock issuable to the Sponsor that are subject to share trigger price vesting and will vest if, prior to the tenth anniversary of the Closing, the post-closing share price of the Company equals or exceeds $24.00 per share for any 20 trading days within any 30 trading day period (the “Share Trigger Price Vesting”).

c)	Each warrant of Legacy Adagio (other than the Series E Pre-funded Warrants) was terminated in accordance with the terms of the applicable warrant agreement.

d)	All issued and outstanding convertible promissory notes of Legacy Adagio (excluding the Bridge Financing Notes (as defined below) and the 2024 Bridge Financing Notes), including any accrued and unpaid interest thereon, were automatically and fully converted into shares of Legacy Adagio common stock in accordance with the terms of such convertible promissory notes, and such convertible promissory notes were cancelled, satisfied, extinguished, discharged and retired in connection with such conversion.

e)	Each share of Legacy Adagio preferred stock, par value $0.001 per share, that was issued and outstanding were automatically converted into shares of Legacy Adagio common stock on a one-to-one basis.

f)	All issued and outstanding shares of Legacy Adagio common stock including Series E Pre-funded Warrants that had been issued and outstanding were automatically cancelled and extinguished and converted into shares of the Company’s common stock based on the exchange ratio set forth in the Business Combination Agreement.

g)	Each issued, outstanding and unexercised option to purchase Legacy Adagio common stock (“Legacy Adagio Option”) that had been vested prior to the Closing with an aggregate value that exceeded the aggregate exercise price of such Legacy Adagio Option (each an “In-the-Money Adagio Options”) were cancelled and extinguished in exchange for options to purchase shares of the Company’s common stock, and each issued and outstanding Legacy Adagio equity award (other than an In-the-Money Adagio Options) were automatically cancelled and extinguished for no consideration, and each holder thereof ceased to have any rights with respect thereto.

h)	$7.0 million of 2024 Bridge Financing Notes were converted into Convertible Securities Notes and Convert Warrants (as defined below).

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

Under the acquisition method of accounting, ListCo was considered to be the accounting acquirer based on the terms of the Business Combination. Upon consummation of the Business Combination, the cash on hand resulted in the equity at risk being considered insufficient for Legacy Adagio to finance its activities without additional subordinated financial support. Therefore, Legacy Adagio was considered a Variable Interest Entity and the primary beneficiary of Legacy Adagio was treated as the accounting acquirer.

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

The following is a summary of the purchase price calculation (in thousands except share and per share data):

Number of the Company’s common stock issued	6,771,769
Number of replacement stock options granted to Legacy Adagio’s option holders by the Company	7,587
Total shares and stock options	6,779,356
Multiplied by the Company’s common stock price at the Closing	$6.64
Total	$45,015

Number of PIPE Base Warrants issued in lieu of settling Bridge Financing Notes	3,540,000
Multiplied by estimated value of PIPE Base Warrants at the Closing	$2.41
Estimated fair value of PIPE Base Warrants issued in lieu of settling Bridge Financing Notes	$8,531
Total purchase price	$53,546

The allocation of the purchase price was as follows (audited, in thousands):

Assets Acquired:
Cash	$681
Accounts receivable, net	102
Inventories, net	4,077
Prepaid expenses	308
Other current assets	195
Property and equipment, net	1,133
Intangible assets, net	26,200
Goodwill	44,291
Right-of-use asset, net	247
Other assets	18
Total assets acquired	$77,252

Liabilities Assumed:
Accounts payable	$10,103
Accrued liabilities	3,556
Operating lease liabilities, current	138
Convertible notes payable, long-term	5,951
Warrant liabilities	1,049
Operating lease liabilities, long-term	109
Deferred tax liabilities	2,800
Total liabilities assumed	$23,706
Net total	$53,546

Goodwill represents the excess of the total purchase consideration over the fair value of the underlying net assets and captures the value attributable to future economic benefits arising from future technology development beyond the existing pipeline of identified IPR&D projects.

The acquired intangible assets consist of developed technology and IPR&D, which were valued at $26.2 million at the Closing using the cost approach. This approach considers an asset’s replacement cost (direct and indirect) adjusted, where applicable, for obsolescence to estimate the replacement cost of the asset’s current service potential (i.e., remaining useful life and cash-flow generating capacity). Obsolescence for an acquired intangible asset may include functional (technological) obsolescence and economic (external) obsolescence. The Company has determined the estimated useful life of five years for developed technology based on consideration of the economic benefit of the asset. Refer to Note 7- Goodwill and Intangible Assets for details.

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

The following tables summarize the Company’s financial instruments at fair value based on the fair value hierarchy for each class of instrument (in thousands):

June 30, 2025 (Successor)	Level 1	Level 2	Level 3
Assets:
Money Market Account	$7,271	$—	$—
Liabilities:
Convertible Securities Notes (including accrued interest)	$—	$—	$16,945
Convert Warrants	$—	$—	$255

December 31, 2024 (Successor)	Level 1	Level 2	Level 3
Assets:
Money Market Account	$19,014	$—	$—
Liabilities:
Convertible Securities Notes (including accrued interest*)	$—	$—	$17,180
Convert Warrants	$—	$—	$152

*Accrued interest as of December 31, 2024 is recorded within “Other Accrued Liabilities.”

There were no transfers made among the three levels in the fair value hierarchy for the six months ended June 30, 2025 and for the year ended December 31, 2024.

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

The Company utilized the binomial lattice model to value the Convertible Securities Notes as of June 30, 2025, and December 31, 2024. The following table summarizes the significant inputs as of the valuation dates:

	Successor	Successor
Convertible Securities Notes	June 30, 2025	December 31, 2024
Stock price	$1.30	$1.05
Discount rate	27.2%	20.6%
Expected term (years)	2.84	3.33
Risk-free interest rate	3.62%	4.20%
Volatility	75%	60%

The following table presents changes in the Level 3 convertible promissory notes measured at fair value for the six months ended June 30, 2025 (Successor) (in thousands):

Convertible Securities Notes - Six Months Ended June 30, 2025 (Successor)
Balance (beginning of period)*	$17,180
Accrued interest	1,382
Fair value measurement adjustments	(1,617)
Balance (end of period)	$16,945

*As of December 31, 2024, the balance includes accrued interest, which is recorded within “Other Accrued Liabilities.”

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

The Convert Warrants are classified as Level 3 measurements within the fair value hierarchy. The Company utilized the Black-Scholes Merton option model to value the Convertible Securities Notes as of June 30, 2025, and December 31, 2024. The following table summarizes the significant inputs as of the valuation dates:

	Successor	Successor
Convert Warrants	June 30, 2025	December 31, 2024
Common stock price	$1.30	$1.05
Expected volatility	70.0%	65.0%
Risk free rate	3.82%	4.36%
Expected dividend yield	—%	—%
Expected term (years)	6.09	6.58

The following table presents changes in the Level 3 Convert Warrants measured at fair value for the six months ended June 30, 2025 (Successor) (in thousands):

Convert Warrants - Six Months Ended June 30, 2025 (Successor)
Balance (beginning of period)	$152
Additions	—
Fair value measurement adjustments	103
Balance (end of period)	$255

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

Note 5 - Inventory, net

Inventory as of June 30, 2025, and December 31, 2024, consists of the following (in thousands):

	Successor	Successor
	June 30,	December 31,
	2025	2024
Raw materials	$1,564	$1,683
Work-in-Process	92	388
Finished goods	185	495
Total inventory	$1,841	$2,566

Obsolete and expired inventory are expensed as incurred. Inventory is recorded net of obsolescence and manufacturing scrap of $0.1 million and $0.3 million for the three and six months ended June 30, 2025 (Successor), respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2024 (Predecessor), respectively. As of June 30, 2025, all the Company’s inventory is related to VT products and Consoles.

Note 6 - Property and Equipment

The Company’s property and equipment, net, as of June 30, 2025, and December 31, 2024, consists of the following (in thousands):

	Successor	Successor
	June 30,	December 31,
	2025	2024
Consoles	$3,336	$3,060
Machinery and equipment	1,015	709
Leasehold improvements	301	306
Tools and molds	230	257
Computer equipment	207	205
Demo equipment	66	66
Furniture and fixtures	65	49
Vehicles	39	39
Total property and equipment	5,259	4,691
Less: accumulated depreciation	(3,377)	(2,730)
Property and equipment, net	$1,882	$1,961

Depreciation expense was $0.2 million and $0.5 million for the three and six months ended June 30, 2025 (Successor), respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2024 (Predecessor), respectively.

Note 7 – Goodwill and Intangible Assets

The Company’s intangible assets, net consists of the following (in thousands):

	Successor
	June 30, 2025
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
IPR&D	Indefinite	$6,969	$—	$6,969
Total		$6,969	$—	$6,969

There was no amortization of intangible assets for the three and six months ended June 30, 2025 (Successor).

	Successor
	December 31, 2024
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
IPR&D	Indefinite	$22,100	$—	$(15,131)	$6,969
Developed technology	5.0	4,100	(353)	(3,747)	—
Total		$26,200	$(353)	$(18,878)	$6,969

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

Based on the Company’s qualitative analysis, no intangible assets impairment charges were recorded for the three and six months ended June 30, 2025 (Successor).

There were no intangible assets as of June 30, 2024 (Predecessor).

The following table presents the changes in goodwill (in thousands):

	Successor
	June 30, 2025
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

Based on the Company’s qualitative analysis, no goodwill impairment charges were recorded for the three and six months ended June 30, 2025 (Successor).

There was no goodwill as of June 30, 2024 (Predecessor).

Note 8 - Accrued Liabilities

The following table presents details of accrued liabilities as of June 30, 2025, and December 31, 2024 (in thousands):

	Successor	Successor
	June 30,	December 31,
	2025	2024
Compensation and related expenses	$1,690	$2,622
Research and development expenses	1,343	775
Other	331	279
Total accrued liabilities	$3,364	$3,676

Note 9 - Debt

Outstanding debt as of June 30, 2025, and December 31, 2024, consists of the following (in thousands):

	Successor	Successor
	June 30, 2025	December 31, 2024
Convertible Securities Notes (including accrued interest)	$16,945	$17,180
Total outstanding debt	$16,945	$17,180

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

On November 28, 2023, the October 2022 Convertible Notes agreement was further amended to subordinate the October 2022 Convertible Notes to the April 2023 Convertible Notes and the November 2023 Convertible Notes (as described below). Upon the consummation of the Business Combination, all principal and accrued interest in respect of the October 2022 Convertible Notes was converted into shares of the Legacy Adagio common stock, when multiplied by the exchange ratio applicable to the Legacy Adagio common stock in the Business Combination, entitled the holder of this note to receive a number of shares of the same class of common stock that are issued in the PIPE Financing equal to the then outstanding principal amount and any accrued and unpaid interest under this note, divided by 75% of the effective price of each share of common stock sold in the PIPE Financing.

On February 13, 2024, the October 2022 Convertible Notes agreement was further amended to extend the maturity date to the termination of the Business Combination Agreement, and subordinate the October 2022 Convertible Notes to the April 2023 Convertible Notes, the November 2023 Convertible Notes, and February 2024 Convertible Notes (as described below).

$9.5 million principal was received by the Legacy Adagio as of December 31, 2022. As of June 30, 2024 (Predecessor), the principal amount outstanding was $9.5 million.

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

For the three and six months ended June 30, 2024 (Predecessor), Legacy Adagio recognized interest expense of $0.2 million and $0.4 million, respectively.

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

As of June 30, 2024 (Predecessor), the principal amount outstanding was $15.0 million.

For the three and six months ended June 30, 2024 (Predecessor), Legacy Adagio recognized interest expense of $0.2 million and $0.5 million, respectively.

November 2023 Convertible Notes (Predecessor)

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

As of June 30, 2024 (Predecessor), the principal amount outstanding was $8.0 million.

For the three and six months ended June 30, 2024 (Predecessor), Legacy Adagio recognized interest expense of $0.1 million and $0.3 million, respectively.

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

As of June 30, 2024 (Predecessor), the principal amount outstanding was $7.0 million.

For the three and six months ended June 30, 2024 (Predecessor), Legacy Adagio recognized interest expense of $0.1 million and $0.2 million, respectively.

On the Closing Date, the $7.0 million of February 2024 Convertible Notes were converted into $7.0 million Convertible Securities Notes and 525,000 Convert Warrants.

May 2024 Convertible Notes (Predecessor)

On May 21, 2024, Legacy Adagio issued to Perceptive PIPE Investor a $3.0 million convertible promissory note that matured upon the termination of the Business Combination Agreement in accordance with its terms. The May 2024 Convertible Notes accrued simple interest at eight percent (8.0%) per annum.

As of June 30, 2024 (Predecessor), the principal amount outstanding was $3.0 million.

For the three and six months ended June 30, 2024 (Predecessor), Legacy Adagio recognized interest expense of $26.3 thousand.

Upon the consummation of the Business Combination, the May 2024 Convertible Notes automatically converted into shares of Company common stock that were issued in the PIPE Financing in an amount equal to the principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the PIPE Financing.

June 2024 Convertible Notes (Predecessor)

On June 25, 2024, Legacy Adagio issued to Perceptive PIPE Investor a $2.5 million convertible promissory note that matured upon the termination of the Business Combination Agreement in accordance with its terms. The June 2024 Convertible Notes accrued simple interest at eight percent (8.0%) per annum.

As of June 30, 2024 (Predecessor), the principal amount outstanding was $2.5 million.

For the three and six months ended June 30, 2024 (Predecessor), Legacy Adagio recognized interest expense of $2.7 thousand.

Upon the consummation of the Business Combination, the June 2024 Convertible Notes automatically converted into shares of Company common stock that were issued in the PIPE Financing in an amount equal to the principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the PIPE Financing.

July 2024 Convertible Notes (Predecessor)

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

As of June 30, 2024, the subsequent term loan advance of $2.0 million had not been drawn. As of June 30, 2024, the outstanding principal of SVB Term Loan was $1.0 million, and the unamortized debt discount was $9.7 thousand.

For the three and six months ended June 30, 2024 (Predecessor), Legacy Adagio recognized interest expense of $33.7 thousand and $78.3 thousand, respectively.

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

The 1,500,000 Convert Warrants, each of which is exercisable on a cashless basis or for one share of the Company’s common stock at $24.00 per share, subject to adjustment. The Convertible Securities Notes have a maturity of three years and nine months after the Closing and interest will be payable in cash or compound as additional principal outstanding which accrues on a quarterly basis. At the Company’s option, payment of interest can either be (i) made quarterly in cash, or (ii) compound and become additional principal of the Convertible Securities Notes. As of June 30, 2025, the Company does not anticipate making a cash interest payment within the next 12 months.

The conversion of the February 2024 Convertible Notes was carried out on the same terms as the other Convert Investors executing the Convertible Security Subscription Agreement.

For the three and six months ended June 30, 2025 (Successor), the Company recognized interest expense of $0.7 million and $1.4 million, respectively.

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

As of June 30, 2025, and December 31, 2024, there were no pre-funded warrants outstanding.

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

The Base Warrants can be exercised to the Company’s common stock at any time during the period from the issuance date to the expiration date, which is the fifth anniversary from the date of issuance. The warrants can be exercised on a gross or net basis at an exercise price of $10 per share.

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

As of June 30, 2025 and December 31, 2024, the Company does not have any finance or short-term leases and has not entered into leases which have not yet commenced that would entitle the Company to significant rights or create additional obligations during the periods as of June 30, 2025 and December 31, 2024.

The following table summarizes quantitative information of the Company’s operating leases for the three and six months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
In thousands, unaudited	Successor	Predecessor	Successor	Predecessor
Operating cash flows paid for operating leases	$81	$47	$147	$92

As of June 30, 2025 (Successor), the weighted average remaining lease term for the Company’s operating leases was 4.2 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 8.0%.

Operating lease cost was $107.0 thousand, $181.0 thousand, $55.0 thousand, and $102.0 thousand for the three and six months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor), respectively. The Company did not incur any variable lease cost for the three and six months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor).

The following table presents the future minimum payments under the non-cancelable operating leases as of June 30, 2025 (in thousands):

Six months ending December 31, 2025	$144
Year ending December 31, 2026	205
Year ending December 31, 2027	197
Year ending December 31, 2028	206
Year ending December 31, 2029	214
Year ending December 31, 2030	18
Total undiscounted future cash flows	984
Less: imputed interest	(150)
Total operating lease liability	$834

Note 12 - Commitments and Contingencies

Litigation

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings, if any.

Note 13 - Mezzanine Equity and Stockholders’ Equity (Deficit)

Authorized Shares (Predecessor)

Legacy Adagio’s Amended and Restated Articles of Incorporation authorized the issuance of two classes of stock designated as common and preferred stock, each having a par value of $0.001 per share. The number of shares authorized as of June 30, 2024 was 11,534,892 consisting of 6,594,946 shares of common stock and 4,939,946 shares of preferred stock, designated as Series A, Series B, Series C, Series D, and Series E preferred stock in the amounts included in the table below.

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

The following table summarizes information related to the issuance of Legacy Adagio’s preferred stock as of June 30, 2024 (Predecessor) (in thousands, except share data):

Preferred Stock Class	Number of Shares Authorized	Shares Issued and Outstanding	Carrying Value (1)	Conversion Price Per Share	Number of Common Stock Equivalent Shares	Liquidation Preference
Series A	270,856	270,856	$2,500	$9.23	270,856	$2,500
Series B	815,730	815,730	10,626	13.04	815,730	10,637
Series C	981,596	981,596	15,988	16.30	981,596	16,000
Series D	992,064	992,064	19,990	20.16	992,064	20,000
Series E	1,879,700	1,671,798	37,679	22.61	1,671,798	37,799
	4,939,946	4,732,044	$86,783		4,732,044	$86,936

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

No dividends on preferred stock or common stock had been declared by the Board of Directors as of June 30, 2024 (Predecessor) or as of the Closing date.

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

Common Stock (Predecessor)

Prior to the Business Combination, each share of Legacy Adagio common stock was entitled to one vote. As of December 31, 2024 (Predecessor), Legacy Adagio was authorized to issue up to 6,594,946 of common stock at a par value of $0.001 per share out of which 786,510 shares were issued and 779,908 shares were outstanding.

On the Closing Date, as explained in Note 3 - Forward Merger, each share of Legacy Adagio issued and outstanding prior to the Closing Date was converted into the Company’s common stock based on the exchange ratio set forth in the Business Combination Agreement.

Common Stock (Successor)

As of June 30, 2025 (Successor), the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 210,000,000 of common stock at a par value of $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2025 (Successor), 15,381,565 shares were issued and outstanding, including 1,147,500 Sponsor Earnout (as defined below).

In September 2024, the Company issued 1,147,500 shares of the Company’s Common Stock (such issuance, the “Sponsor Earnout”) to the AYRA Sponsor under the Sponsor Letter Agreement dated February 13, 2024 (“the Sponsor Letter Agreement”). Pursuant to the agreement, the Sponsor Earnout shall be unvested and vests upon the earlier of: (i) During the period from the effective time to the 10th anniversary of the Closing Date (the “Earn-Out Period”), the stock price of the Company’s Common Stock equals to or exceeds $24.00 per share for any 20 trading days within any 30 trading day period from and after the Closing Date and (ii) immediately prior to the consummation of a company sale during the Earn-Out Period.

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

The holders of the Company’s common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the Company’s Board of Directors. As of June 30, 2025 (Successor), no cash dividend has been declared to date. Each share of the Company’s common stock is entitled to one vote.

The table below summarizes the number of shares of common stock outstanding immediately following the Closing:

Number of Shares
Contribution from PIPE Financing for cash	3,287,018
Conversion of ARYA convertible promissory notes	355,100
Conversion of ARYA Class A ordinary shares and Class B ordinary shares	2,089,000
Conversion of Class A ordinary shares subject to redemption	123,520
Shares issued in purchase consideration	6,771,769
Additional shares issued and reclassification of Class A ordinary shares subject to non-redemption agreements and open market subscription agreements	761,229
Total	13,387,636

The table below summarizes the Company’s reserved common stock for further issuance as of June 30, 2025 (Successor) and December 31, 2024 (Successor):

	Successor	Successor
	June 30, 2025	December 31, 2024
Base Warrants	7,528,727	7,528,727
Convertible Securities Notes	3,231,327	3,231,327
Convert Warrants	1,500,000	1,500,000
Company’s common stock issuable upon the exercise of outstanding options Legacy Adagio’s equity plans that were assumed in the Business Combination	7,587	7,587
Common stock reserved for future issuance under the 2024 Equity Incentive Plan	6,197,737	4,472,592
Common stock reserved for future issuance under the 2024 Key Employee Equity Incentive Plan	3,354,444	3,354,444
Common stock reserved for future issuance under the 2024 Employee Stock Purchase Plan	441,293	441,293
Common stock reserved for future issuance	22,261,115	20,535,970

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

The following table summarizes stock option activity during the six months ended June 30, 2024 (Predecessor):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Life (years)	(in thousands)
Outstanding, December 31, 2023 (Predecessor)	747,001	$6.17	7.45	$72
Forfeited	(4,592)	4.76
Outstanding, June 30, 2024 (Predecessor)	742,409	$6.18	6.95	$4
Vested and expected to vest, June 30, 2024 (Predecessor)	723,710	$6.20	6.92	$4
Vested and exercisable, June 30, 2024 (Predecessor)	537,222	$6.45	6.47	$4

There were no stock options exercised during the six months ended June 30, 2024 (Predecessor). Certain stock option grants under the Stock Incentive Plan allow the recipient to exercise the options prior to the options becoming fully vested. Under the Stock Incentive Plan, the Company retains the right to repurchase common shares that have been issued upon early exercise of options at the original issue price. Cash received for the early exercise of unvested stock options is initially recorded as a liability. At each reporting date, the vested shares are released to equity.

Upon the consummation of the Business Combination, 45,544 In-the-Money Adagio Options were canceled and extinguished in exchange for 7,587 options to purchase the Company’s common stock, and the 2022 Plan was terminated.

Stock-Based Compensation Expense

The following table summarizes the total stock-based compensation expense for the stock options expense recorded in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	Successor	Predecessor	Successor	Predecessor
Research and development	$79	$15	$88	$29
Selling, general, and administration	155	96	364	192
Total stock-based compensation expense	$234	$111	$452	$221

Successor Periods

2024 Equity Incentive Plan

The Board of Directors of the Company adopted the 2024 Equity Incentive Plan on July 26, 2024. The purpose of the 2024 Equity Incentive Plan is to promote the success and enhance the value of the Company by linking the individual interests of the members of the Board of Directors, employees, and consultants to those of Company stockholders and by providing such individuals with an incentive for outstanding performance to generate superior returns to Company stockholders. The 2024 Equity Incentive Plan authorizes the issuance of up to 4,472,593 shares of the Company’s Common Stock, plus an annual increase on the first day of each year beginning in 2025 and ending in (and including) 2034 equal to the lesser of (A) five percent (5%) of the shares of Common Stock outstanding on a fully diluted basis on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of Company’s Common Stock as determined by the Board or the compensation committee thereof. Accordingly, on January 1, 2025, the number of shares of common stock available for issuance under the 2024 Equity Incentive Plan increased by 1,725,144 shares. The Company may grant an option, a stock appreciation right, a restricted stock award, a restricted stock unit award, a performance stock award, a performance stock unit award, or other stock- or cash-based award, or a dividend equivalent award, which may be awarded or granted under the 2024 Equity Incentive Plan. The awards can be issued to any person who is an employee, a consultant, or a non-employee director.

During the six months ended June 30, 2025, the Company granted 5,687,965 awards under this plan.

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

The Company has not granted any awards under this 2024 Key Employee Equity Incentive Plan as of June 30, 2025.

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

The Company has not granted any purchase rights under this plan as of June 30, 2025.

The following table summarizes stock option activity during the six months ended June 30, 2025 (Successor):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Life (years)	(in thousands)
Outstanding, December 31, 2024 (Successor)	7,587	$—	—	$—
Options granted	5,687,965	0.95	—	—
Outstanding, June 30, 2025 (Successor)	5,695,552	$0.95	9.69	$2,004
Options vested, June 30, 2025 (Successor)	573,253	$0.87	9.73	$246
Options vested and exercisable, June 30, 2025 (Successor)	5,695,552	$0.95	9.69	$2,004

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

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	Predecessor	Predecessor
(amounts in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(5,734)	$(13,043)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders - basic and diluted	779,908	779,908
Net loss per share attributable to common stockholders - basic and diluted	$(7.35)	$(16.72)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would be anti-dilutive:

Predecessor
As of June 30, 2024
Convertible preferred stock	4,732,044
Stock options	742,759
SVB Warrants	49,080
Total potentially dilutive securities	5,523,883

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

Under the two-class method, undistributed earnings allocated to these participating securities are subtracted from net income in determining net income attributable to common stockholders. In periods of net loss, losses are allocated to the participating security only if the security has not only the right to participate in earnings, but also a contractual obligation to share in the Company's losses. As the Company incurred a net loss for the three and six months ended June 30, 2025, the Convertible Securities Notes were not considered participating securities and were excluded from the two-class method calculation.

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

The following table sets forth the computation of basic loss per share attributable to common stockholders and the participating securities for the periods presented (in thousands, except share and per share data):

Basic LPS:

	Successor	Successor
(amounts in thousands, except share and per share data)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Numerator:
Net loss	$(3,947)	$(11,660)
Denominator:
Weighted-average shares outstanding	15,381,565	15,378,543

Net loss per share attributable to each class of participating securities – Basic	$(0.26)	$(0.76)

The following table sets forth the computation of diluted loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

Diluted LPS:

	Successor	Successor
(amounts in thousands, except share and per share data)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Numerator:
Net loss – Basic	$(3,947)	$(11,660)
Less: Adjustment for fair value changes to convertible securities notes	(1,427)	(1,617)
Net loss attributable to common stockholders – Diluted	$(5,374)	$(13,277)

Denominator:
Weighted-average shares outstanding – Basic	15,381,565	15,378,543
Weighted-average effect of shares issuable to Convertible Securities Notes (if-converted method)	—	—
Weighted-average shares outstanding – Diluted	15,381,565	15,378,543

Net loss per share attributable to common shares – Diluted (if-converted method)	$(0.35)	$(0.86)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would be anti-dilutive:

Successor
June 30, 2025
Base Warrants	7,528,727
Convert Warrants	1,500,000
Earn-out Shares, subject to vesting conditions	1,147,500
Stock options issued in connection with the Business Combination	7,587
Total potentially dilutive securities	10,183,814

Note 16 - Income Taxes

The Company accounts for income taxes in accordance with ASC 740. Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. The Company currently has a full valuation allowance against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the six months ended June 30, 2025 (Successor) there was no material change from the fiscal year ended December 31, 2024 (Successor) in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

For the three and six months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor), the effective tax rate for the Company’s operations was 0.0%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, losses from the German subsidiary that is subject to different effective tax rates, stock-based compensation, fair value adjustments for convertible notes and warrant liabilities, and a change in the valuation allowance that offset the tax benefit on the current period pre-tax loss.

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2019-2023 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2020-2023 remain open.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant changes, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to certain aspects of the international tax framework and the restoration of favorable tax treatment for certain business expense provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on its consolidated financial statements.

Note 17 - Related Party Transactions

Shared Services Agreement

During the three and six months ended June 30, 2025 (Successor), the Company incurred $0.2 million and $0.4 million, respectively, and during the three and six months ended June 30, 2024 (Predecessor), the Company incurred $0.4 million and $0.8 million, respectively, for finance and accounting services and other general and administrative support services pursuant to a Shared Services Agreement (“Shared Services Agreement”) with Fjord Ventures (“Fjord”), a company owned and operated by the Company’s former Chief Executive Officer. The transactions are recorded as selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

Laguna Hills Sublease (Predecessor)

In addition to the Shared Services Agreement, Legacy Adagio also sub-leased approximately 4,992 square feet of office and manufacturing space in Laguna Hills, California from Fjord. On March 31, 2024, the sub-lease with Fjord expired.

During the six months ended June 30, 2024 (Predecessor), Legacy Adagio incurred $25.5 thousand of lease expense, under the sub-lease agreement.

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

Note 18 – Segment Reporting

The Company adopted ASU 2023-07 during the year ended December 31, 2024, retrospectively to all periods presented in the consolidated financial statements. The Company has one reportable segment managed on a consolidated basis by the Chief Executive Officer (CEO), who is the CODM. In identifying one reportable segment, the Company considered the basis of organization for the design and development and commercialization of ablation technologies for the treatment of cardiac arrhythmias.

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

Summary of segment net loss, including significant segment expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	Successor	Predecessor	Successor	Predecessor
Revenue	$—	$254	$—	$280
Less:
Cost of revenue	342	682	595	1,224
Research and development	1,971	2,865	5,630	6,334
Selling, general, and administrative	2,404	3,366	5,976	8,196
Other income (expense), net	770	925	541	2,431
Net loss	$(3,947)	$(5,734)	$(11,660)	$(13,043)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this report. Unless the context otherwise requires, references in this section of the Report to “we,” “us,” “Adagio,” and “the Company” refer to the business and operations of Adagio Medical Holdings, Inc. and its consolidated subsidiaries following the consummation of the Business Combination. References to “Legacy Adagio” refer to the business and operation of Adagio Medical, Inc. and its consolidated subsidiaries prior to the Closing. “ListCo” refers to Aja HoldCo, Inc., a Delaware corporation, prior to the Closing. ListCo changed its name to Adagio Medical Holdings, Inc. after the Closing. References to our “management” or our “management team” refer to our officers and directors.

On July 26, 2024, ARYA Sciences Acquisition Corp IV (“ARYA”) held its annual general meeting at which the ARYA shareholders considered and adopted, among other matters, the Business Combination Agreement. On July 31, 2024, the parties to the Business Combination Agreement consummated the Business Combination.

ListCo was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification 805, Business Combinations. Legacy Adagio is the accounting acquiree and predecessor based on an analysis of the criteria outlined in the Accounting Standards Codification 805, Business Combinations. Accordingly, the historical financial statements of Legacy Adagio became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Legacy Adagio prior to the Closing; and (ii) the combined results of the Company following the Closing. The accompanying financial information includes a predecessor period, which includes the periods through July 30, 2024, concurrent with the Business Combination, and the successor period from January 1, 2025, through June 30, 2025.

Overview

We are a medical device company focused on developing and commercializing products for the treatment of cardiac arrhythmias with our novel, proprietary, catheter-based Ultra-Low Temperature Cryoablation (“ULTC”) technology. Our initial focus is on the treatment of ventricular tachycardia (“VT”). VT is a rapid, abnormal heart rhythm, or arrhythmia, that originates in the heart's lower chambers, or ventricles, potentially leading to blood flow issues and, if sustained, VT can be fatal. VT is strongly associated with coronary artery disease, with an estimated 15% of patients with coronary artery disease found to have VT, and sudden cardiac death (“SCD”) caused by VT accounts for approximately half of the deaths related to cardiac causes. Radio Frequency (“RF”) ablation catheters currently used to treat VT were primarily designed and approved for the treatment of atrial fibrillation (“AF”) and are therefore not designed to optimally treat the specifics of the ventricular anatomy and disease. As a result, VT procedures performed with current devices can be overly complex, with sub-optimal outcomes, potentially leading to limited growth in the market for VT ablations.

Our clinically tested ULTC products are purpose-built to treat patients with VT. Our highly differentiated catheters are designed for large, durable, deep lesions within the ventricle through an endocardial approach. Our ULTC approach is built on the hypothesis that large and durable lesions extending through the depth of both diseased and healthy muscular tissue of the ventricle of the heart (ventricular myocardium) is a foundation for improving the effectiveness of VT ablations and patient outcomes. In April 2025, we received Breakthrough Device designation from the FDA for our vCLASTM Cryoablation System for the treatment of drug-refractory, recurrent, sustained monomorphic ventricular tachycardia in patients with ischemic or non-ischemic structural heart disease.

We believe that our purpose-built solution has the potential to drive additional market growth in ablative treatment of the large, underserved VT patient population.

We have established a robust cadence of clinical data designed to evaluate our technology and gain regulatory approvals of our product portfolio. Preliminary data suggest that our approach to treating VT offers a favorable combination of safety, acute and chronic effectiveness, compared to the current standard of care, including ablations performed using RF energy. Our first-in-human CRYOCURE-VT trial included 64 patients in nine centers in the E.U. and Canada. The outcomes of this trial, which were used to support CE Mark approval, include a 0% rate of major adverse events, 94% acute procedural success, 60% freedom from sustained VT and 81% freedom from implantable cardioverter defibrillator (“ICD”) shock at six months. Our vCLASTM. Cryoablation System for VT has obtained European CE Mark approval. In the U.S., our 206-patient FULCRUM-VT IDE pivotal clinical trial is currently enrolling patients across twenty (20) centers in the U.S. and Canada. Upon completion, which we anticipate in the second half of 2025, we expect to submit the results of this trial to support U.S. Food and Drug Administration (“FDA”) approval of our vCLASTM Cryoablation System.

We have also developed a technology that utilizes ULTC in combination with Pulsed Field Ablation, which we call Pulsed Field Cryoablation (“PFCA”). Early demonstration of PFCA technology has been performed in the European PARALELL trial in patients with persistent atrial fibrillation and in preclinical studies targeting VT ablations.

We have incurred net losses each year since our inception in 2011. As of June 30, 2025, and December 31, 2024, we had an accumulated deficit of $82.2 million and $70.6 million, respectively. Our net loss was $3.9 million and $5.7 million for the three months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor), respectively. Our net loss was $11.7 million and $13.0 million for the six months ended June 30, 2025 (Successor) and June 30, 2024 (Predecessor), respectively. The net cash used in operating activities was $11.9 million for the six months ended June 30, 2025 (Successor) and $13.7 million for the six months ended June 30, 2024 (Predecessor), respectively. Substantially all of our accumulated deficit has resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As of June 30, 2025, and December 31, 2024, we had cash of $8.2 million and $20.6 million, respectively.

Going Concern and Operating Outlook

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern, which contemplate the realization of assets and liabilities in the normal course of business. We have limited revenue and have experienced recurring operating losses and negative cash flows from operations since our inception and anticipate that we will continue to do so for at least the next several years. In February 2025, in an effort to extend our capital resources, we implemented a corporate prioritization initiative focusing all resources on the FULCRUM-VT clinical trial activities and our new product design optimization program, which has been designed to advance faster innovation and iteration to meet market demands. We incurred one-time expenses related to these events during the six months ended June 30, 2025. Based on our current research and development plans, we expect to have sufficient resources to fund our planned operations into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than expected. We will require additional capital in order to complete clinical development of our vCLASTM Cryoablation System.

These factors raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date of this filing with the SEC. Refer to Note 1 - Organization and Description of Business in our condensed consolidated financial statements for additional information on the going concern assessment.

The need for additional capital will depend in part on the scope and costs of our development and clinical activities. To date, we have not generated significant revenue from the sale of commercialized products. Once we conduct a full commercial launch, our ability to generate product revenue will depend on the successful commercialization of our products. Until such time, if ever, we expect to finance our operations through the sale of equity or debt, borrowings under credit facilities, or through potential collaborations, other strategic transactions or government and other grants. Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we could be forced to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. See the section of this Report titled “Risk Factors” for additional information.

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

f)

All issued and outstanding shares of Legacy Adagio common stock, including Series E Pre-funded Warrants that had been issued and outstanding, were automatically cancelled and extinguished and converted into shares of the Company’s common stock based on the exchange ratio set forth in the Business Combination Agreement.

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

Management expects the research and development expenses to increase in future periods, as we will incur incremental expenses associated with our ULTC products that are currently under development and in pre-clinical and clinical trials. Product candidates in later stages of clinical development generally have higher development costs, primarily due to the increased size and duration of later-stage clinical trials.

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

In connection with the execution of the Business Combination Agreement, the Convert Investors executed the Convertible Security Subscription Agreement, pursuant to which ListCo issued on the Closing Date to the Convert Investors the Convertible Securities Notes, which will be convertible into shares of the Company’s Common Stock at a conversion price of $10.00 per share, subject to adjustment, and the Convert Warrants, each Convert Warrant being exercisable on a cashless basis or for cash at a price of $24.00 per share, subject to adjustment. Such $20.0 million of financing in the form of Convertible Securities Notes includes the conversion of the 2024 Bridge Financing Notes into Convertible Securities Notes and Convert Warrants at Closing.

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

Results of Operations

Comparison for the three and six months ended June 30, 2025 (Successor) to the three and six months ended June 30, 2024 (Predecessor)

The following table sets forth a summary of our results of operations (in thousands). This information should be read together with our condensed consolidated financial statements and related notes.

	For the three months ended June 30,				For the six months ended June 30,
	2025	2024			2025	2024
	Successor	Predecessor	Change		Successor	Predecessor	Change
Revenue	$—	$254	$(254)	(100%)	$—	$280	$(280)	(100%)
Cost of revenue and operating expenses:
Cost of revenue	342	682	(340)	(50)	595	1,224	(629)	(51)
Research and development	1,971	2,865	(894)	(31)	5,630	6,334	(704)	(11)
Selling, general, and administrative	2,404	3,366	(962)	(29)	5,976	8,196	(2,220)	(27)
Total cost of revenue and operating expenses	4,717	6,913	(2,196)	(32)	12,201	15,754	(3,553)	(90)
Loss from operations	(4,717)	(6,659)	1,942	(29)	(12,201)	(15,474)	3,273	(21)
Other income (expense):
Convertible notes fair value adjustment	1,427	1,584	(157)	(10)	1,617	3,966	(2,349)	(59)
Warrant liabilities fair value adjustment	(141)	94	(235)	(250)	(103)	14	(117)	n.m
Interest expense	(720)	(760)	40	(5)	(1,382)	(1,514)	132	(9)
Interest income	102	2	100	n.m	266	3	263	n.m
Other income (expense), net	102	5	97	n.m	143	(38)	181	(476)
Total other income (expense), net	770	925	(155)	(17)	541	2,431	(1,890)	(78)
Net loss	$(3,947)	$(5,734)	$1,787	(31)	$(11,660)	$(13,043)	$1,383	(11)
Other comprehensive loss:
Foreign currency translation adjustment	(39)	2	(41)	n.m	(100)	5	(105)	n.m
Comprehensive loss	$(3,986)	$(5,732)	$1,746	(30%)	$(11,760)	$(13,038)	$1,278	(10%)

n.m. = not meaningful

Revenue

Revenue was nil for both the three and six months ended June 30, 2025 (Successor), compared to $0.3 million for both the three and six months ended June 30, 2024 (Predecessor), representing a decrease of $0.3 million in each period. The decrease was primarily due to the repurchase of previously sold inventory during the three and six months ended June 30, 2025 (Successor), which offset gross sales. This inventory buyback was undertaken in connection with our pause in commercial activity in Europe during the quarter and the first half of 2025.

Cost of revenue and operating expenses

Cost of revenue

Cost of revenue was $0.3 million and $0.6 million for the three and six months ended June 30, 2025 (Successor), respectively, compared to $0.7 million and $1.2 million for the three and six months ended June 30, 2024 (Predecessor), respectively, representing decreases of $0.4 million, or 50%, and $0.6 million, or 51%, respectively. The decreases were primarily attributable to a pause in commercial activity in Europe during the second quarter of 2025 and the related impact of an inventory buyback conducted in connection with the pause.

Research and development expenses

Research and development expenses were $2.0 million for the three months ended June 30, 2025 (Successor), compared to $2.9 million for the three months ended June 30, 2024 (Predecessor), representing a decrease of $0.9 million, or 31%. The decrease was primarily driven by a $0.5 million reduction in quality assurance and operations costs due to lower production activity, a $0.4 million reduction in product development expenses, including consulting, prototyping, and project-related support, and lower payroll and personnel costs resulting from our corporate prioritization initiative.

Research and development expenses were $5.6 million for the six months ended June 30, 2025 (Successor), compared to $6.3 million for the six months ended June 30, 2024 (Predecessor), representing a decrease of $0.7 million, or 11%. This decrease was primarily driven by a $0.7 million decrease in quality assurance and operations costs due to reduced production activity in the current period, and a reduction in payroll and personnel expenses resulting from a corporate prioritization initiative implemented during the six months ended June 30, 2025.

The following is a breakdown of our research and development costs by type of expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	Successor	Predecessor	Successor	Predecessor
Pre-clinical trial costs and other research and development costs	$372	$833	$1,353	$1,468
Clinical trial costs	1,071	849	2,776	2,223
Quality assurance costs	373	897	907	1,562
Operational costs	155	286	594	1,081
Total research and development expenses	$1,971	$2,865	$5,630	$6,334

Our clinical trial expenses relate to trials for our iCLAS atrial ULTC catheter and system (CYROCURE-2), iCLAS atrial ULTC catheter and system ((iCLAS for persistent atrial fibrillation (“PsAF”)), vCLAS ventricular ULTC catheter (CYROCURE-VT), vCLAS ventricular ULTC catheter (FULCRUM-VT), and PFCA catheter. Clinical trial costs include the expenses spent on clinical trial studies and other related expenses. Quality assurance includes regulatory fees and third-party service fees. Pre-clinical trial costs and other research and development costs include the expenses resulting from professional fees, prototypes, and animal testing. Operational costs include the expenses spent on product manufacturing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.4 million for the three months ended June 30, 2025 (Successor) and $3.4 million for the three months ended June 30, 2024 (Predecessor). The decrease in selling, general and administrative expenses of $1.0 million, or 29%, was primarily due to a decrease in payroll and personnel expense related to lower headcount during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

Selling, general and administrative expenses were $6.0 million for the six months ended June 30, 2025 (Successor) and $8.2 million for the six months ended June 30, 2024 (Predecessor). The decrease in selling, general and administrative expenses of $2.2 million, or 27%, was primarily due to a decrease in payroll and personnel expense related to lower headcount during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. Additionally, we changed our estimate of the useful life of our consoles from five years to three years and recognized a catch-up in January 2024, which increased depreciation expense in the first half of 2024.

Convertible notes fair value adjustment

The change in convertible notes fair value resulted in a gain of $1.4 million and $1.6 million for the three months ended June 30, 2025 (Successor) and 2024 (Predecessor), respectively, and $1.6 million and $4.0 million for the six months ended June 30, 2025 (Successor) and 2024 (Predecessor), respectively.

Warrant liabilities fair value adjustment

The change in fair value of warrant liabilities resulted in a loss of $141 thousand for the three months ended June 30, 2025, compared to a gain of $94 thousand for the three months ended June 30, 2024.

The change in fair value of warrant liabilities resulted in a loss of $103 thousand for the six months ended June 30, 2025, compared to a gain of $14 thousand for the six months ended June 30, 2024.

Interest expense

Interest expense was $0.7 million and $0.8 million for the three months ended June 30, 2025 (Successor) and 2024 (Predecessor), respectively. The decrease of $0.1 million, or 5%, was related to interest incurred from the convertible promissory notes issued in April 2023, November 2023, February 2024, May 2024, June 2024, July 2024 Notes, and the Convertible Securities Notes.

Interest expense was $1.4 million and $1.5 million for the six months ended June 30, 2025 (Successor) and 2024 (Predecessor), respectively. The decrease of $0.1 million, or 9%, was related to interest incurred from the convertible promissory notes issued in April 2023, November 2023, February 2024, May 2024, June 2024, July 2024 Notes, and the Convertible Securities Notes.

Interest income

Interest income was $102 thousand and $2 thousand for the three months ended June 30, 2025 (Successor) and 2024 (Predecessor), respectively. The increase in interest income of $100 thousand was primarily due to the increase of cash balances in an asset management account.

Interest income was $266 thousand and $3 thousand for the six months ended June 30, 2025 (Successor) and 2024 (Predecessor), respectively. The increase in interest income of $263 thousand was primarily due to the increase of cash balances in an asset management account.

Other income (expense), net

Other income, net was $102 thousand and $5 thousand for the three months ended June 30, 2025 (Successor) and 2024 (Predecessor), respectively. This net increase in other income of $102 thousand was primarily attributable to foreign currency unrealized and realized gain.

Other income, net was $143 thousand and other expense was $38 thousand for the six months ended June 30, 2025 (Successor) and 2024 (Predecessor), respectively. This net increase in other income of $181 thousand was primarily attributable to foreign currency unrealized and realized gain.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities, convertible promissory notes and the SVB Term Loan. Since inception we have incurred operating losses and negative cash flows and anticipate continuing to do so for at least the next several years.

As of June 30, 2025, and December 31, 2024, the Successor had cash and cash equivalents of $8.2 million and $20.6 million, respectively. For the three months ended June 30, 2025 (Successor) and 2024 (Predecessor), net losses were $3.9 million and $5.7 million, respectively. For the six months ended June 30, 2025 (Successor) and 2024 (Predecessor), net losses were $11.7 million and $13.0 million, respectively. For the six months ended June 30, 2025 (Successor) and 2024 (Predecessor) net cash used in operating activities was $11.9 million and $13.7 million, respectively.

We do not require significant cash reserve to meet short term and long-term obligations with a balance of approximately $1.3 million for accounts payable and $3.4 million for accrued liabilities as of June 30, 2025 (Successor). We have a balance of $8.2 million in cash as of June 30, 2025, and we do not believe our current cash and cash equivalents are sufficient to fund operations for at least the next 12 months from the issuance date of the condensed consolidated financial statements. We believe that this raises substantial doubt about our ability to continue as a going concern. See “—Going Concern and Operating Outlook.”

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

November 2023 Convertible Notes

On November 28, 2023, Legacy Adagio issued the Perceptive PIPE Investor a $2.0 million convertible promissory note that would mature on the latest of (i) January 5, 2024, (ii) termination of agreements between Legacy Adagio and ARYA in connection with a non-binding summary of the Business Combination, or (iii) the termination or lapse of the exclusivity period as defined in the non-binding term sheet as mentioned above (the “November 2023 Notes”). The November 2023 Notes accrued simple interest at eight percent (8.0%) per annum. Additionally, Legacy Adagio obtained the right to issue up to $6.0 million of Delayed Draw Commitment available beginning one month after November 28, 2023, through the occurrence of an ARYA stockholder vote with regard to the Business Combination.

Upon the consummation of the Business Combination, the November 2023 Convertible Notes automatically converted into shares of Company common stock that were issued in the PIPE Financing in an amount equal to the principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the PIPE Financing.

In December 2023, the November 2023 Notes were amended to permit the issuance of a Delayed Draw Commitment in the original amount of $6.0 million. On December 13, 2023, and December 28, 2023, Legacy Adagio drew the principal amount of $1.0 million and $2.0 million, respectively. As of June 30, 2025, $8.0 million of the convertible promissory note had been drawn. The combined $6.0 million convertible promissory notes were issued pursuant to the clause and terms in the November 2023 Notes agreement (refer to Note 9 - Debt in our condensed consolidated financial statements for additional details).

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

Cash Flows

The following table shows a summary of our cash flows for each of the periods shown below (in thousands):

	Six Months Ended June 30,
	2025	2024
	Successor	Predecessor
Net cash used in operating activities	$(11,867)	$(13,684)
Net cash used in investing activities	(345)	(337)
Net cash provided by financing activities	—	14,643
Effect of foreign currency translation on cash	(174)	40
Net change in cash and cash equivalents	$(12,386)	$662

Comparison for the six months ended June 30, 2025 (Successor) to the six months ended June 30, 2024 (Predecessor)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 (Successor) was $11.9 million, consisting primarily of a net loss of $11.7 million, adjusted by non-cash items of $0.5 million and net changes in operating assets and liabilities of $0.3 million. Non-cash items primarily consisted of $0.5 million in depreciation and amortization, $0.5 million in stock-based compensation, partially offset by a $1.6 million net gain from the change in fair value of convertible notes payable. Changes in operating assets and liabilities included a $1.5 million decrease in accounts payable and a $0.4 million decrease in accrued liabilities, partially offset by a $0.8 million decrease in inventory and a $1.4 million increase in other accrued liabilities.

Net cash used in operating activities for the six months ended June 30, 2024 (Predecessor) was $13.7 million, consisting primarily of a net loss of $13.0 million, adjusted by non-cash items of $3.0 million, and net cash provided by changes in operating assets and liabilities of $2.3 million. Non-cash items primarily consisted of $0.6 million in depreciation and amortization, $0.2 million in stock-based compensation, and $0.1 million in non-cash lease expense, partially offset by a $4.0 million gain from the change in fair value of convertible notes payable. Changes in operating assets and liabilities were primarily driven by a $1.8 million increase in accounts payable, a $0.4 million increase in accrued liabilities, and a $1.4 million increase in other accrued liabilities, partially offset by a $0.8 million increase in inventory, and a $0.3 million decrease in accrued transaction costs.

Cash Flow Used in Investing Activities

Net cash used in investing activities for each of the six months ended June 30, 2025 (Successor) and the six months ended June 30, 2024 (Predecessor) was $0.3 million. The cash used in investing activities was due to purchases of property and equipment.

Cash Flow Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 (Successor) was nil.

Net cash provided by financing activities for the six months ended June 30, 2024 (Predecessor) was $14.6 million, primarily due to receiving $15.5 million from the issuance of convertible notes payable, offset by a decrease of $0.9 million repayment of SVB Term Loan.

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

During the three months ended June 30, 2025, there have been no material changes to our critical accounting policies from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 Annual Report, except as noted below.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management applies its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

We source some materials from international suppliers, with reliance on foreign manufacturers, including China. Tariff policies, particularly those affecting China could materially increase our costs and reduce our profitability, including as a result of our inability to adjust pricing in formulary-based markets. Recent and potential future changes in international trade policies, particularly regarding U.S. China trade relations present risks to our operations and financial performance.

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

Risks Related to our Products

A breakthrough device designation by the FDA for vCLASTM may not lead to a faster development, regulatory review or approval process, and it may not increase the likelihood that vCLASTM will receive premarket approval (“PMA”) approval from the FDA.

In April 2025, we announced that the FDA granted breakthrough device designation for the vCLASTM Cryoablation System for the treatment of drug-refractory, recurrent, sustained monomorphic ventricular tachycardia in patients with ischemic or non-ischemic structural heart disease. Breakthrough Device designation provides potential benefits to device developers, including more interactive and timely communications with FDA staff, use of post-market data collection when scientifically appropriate, and opportunities for flexible clinical study design. The receipt of breakthrough device designation for vCLASTM may not result in a faster development process, review or approval compared to conventional FDA procedures and does not ensure ultimate PMA approval by the FDA. In addition, even if a product qualifies as a breakthrough device, the FDA may later decide that the product no longer meets the conditions for qualification.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 3.Defaults upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

During our last fiscal quarter, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
10.1

Offer Letter, dated April 17, 2025, between Adagio Medical, Inc. and Daniel George (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025).

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

ADAGIO MEDICAL HOLDINGS, INC.

Date: August 13, 2025		/s/ Todd Usen
	Name:	Todd Usen
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2025		/s/ Dan George
	Name:	Dan George
	Title:	Interim Chief Financial Officer (Principal Financial and Accounting Officer)