Form 10-Q
period 2025-09-30
Adagio Medical Holdings, Inc.
filed 2025-11-12
CIK 2006986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, there were 21,179,637 shares of common stock, $0.0001 par value, issued and outstanding.

ADAGIO MEDICAL HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

		Page
PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2025 (Successor) (Unaudited) and December 31, 2024 (Successor)	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 (Successor) and for the periods from July 31, 2024 to September 30, 2024 (Successor) and July 1, 2024 to July 30, 2024 (Predecessor), and for the period from January 1, 2024 to July 30, 2024 (Predecessor)	4

	Unaudited Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2025 (Successor), and for the periods from July 31, 2024 to September 30, 2024 (Successor), July 1, 2024 to July 30, 2024 (Predecessor), and January 1, 2024 to July 30, 2024 (Predecessor)	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 (Successor), and for the periods from July 31, 2024 to September 30, 2024 (Successor) and January 1, 2024 to July 30, 2024 (Predecessor)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	55

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	76

Item 4.	Controls and Procedures	77

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	78

Item 1A.	Risk Factors	78

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	80

Item 3.	Defaults Upon Senior Securities	80

Item 4.	Mine Safety Disclosures	80

Item 5.	Other Information	80

Item 6.	Exhibits	81

SIGNATURES		82

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

•our ability to increase physician awareness;

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

•our expectations regarding strategic operations;

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Adagio Medical Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	Successor	Successor
	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$4,673	$20,586
Accounts receivable, net	—	35
Inventory, net	1,548	2,566
Prepaid expenses	1,111	1,940
Other current assets	811	222
Total current assets	8,143	25,349
Property and equipment, net	1,701	1,961
Right-of-use assets, net	760	188
Intangible assets, net	6,969	6,969
Goodwill, net	13,967	13,967
Other assets	6	14
Total assets	$31,546	$48,448
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$1,024	$2,840
Accrued liabilities	8,498	3,676
Operating lease liabilities, current	180	143
Other accrued liabilities	—	1,104
Total current liabilities	9,702	7,763
Operating lease liabilities, long-term	596	46
Convertible notes payable, net	21,191	16,076
Warrant liabilities	486	152
Deferred tax liabilities, net	883	883
Other long-term liabilities	—	3,616
Total liabilities	32,858	28,536
Commitments and contingencies (Note 12)
Stockholders’ (deficit) equity:
Common stock, $0.0001 par value; 210,000,000 shares authorized at September 30, 2025 and December 31, 2024; 15,381,565 and 15,198,232 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	91,084	90,495
Accumulated other comprehensive (loss) income	(95)	1
Accumulated deficit	(92,303)	(70,586)
Total stockholders’ (deficit) equity	(1,312)	19,912
Total liabilities and stockholders’ (deficit) equity	$31,546	$48,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adagio Medical Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024		2025	2024
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
		July 31 to September 30	July 1 to July 30		July 31 to September 30	January 1 to July 30
Revenue	$—	$132	$53	$—	$132	$333
Cost of revenue and operating expenses:
Cost of revenue	31	414	157	626	414	1,381
Research and development	2,774	1,217	1,251	8,404	1,217	7,585
Selling, general, and administrative	2,916	2,926	4,851	8,892	2,926	13,047
Total cost of revenue and operating expenses	5,721	4,557	6,259	17,922	4,557	22,013
Loss from operations	(5,721)	(4,425)	(6,206)	(17,922)	(4,425)	(21,680)
Other (expense) income:
Convertible notes fair value adjustment	(3,508)	3,255	(1,907)	(1,891)	3,255	2,059
Warrant liabilities fair value adjustment	(231)	4,973	177	(334)	4,973	191
Interest expense	(749)	(435)	(304)	(2,131)	(435)	(1,818)
Interest income	79	166	—	345	166	3
Other (expense) income, net	12	72	5	155	72	(33)
Total other (loss) income, net	(4,397)	8,031	(2,029)	(3,856)	8,031	402
Net (loss) income	$(10,118)	$3,606	$(8,235)	$(21,778)	$3,606	$(21,278)
Other comprehensive (loss) income:
Foreign currency translation adjustment	4	(9)	(2)	(96)	(9)	3
Comprehensive (loss) income	$(10,114)	$3,597	$(8,237)	$(21,874)	$3,597	$(21,275)

Basic net (loss) income per share	$(0.66)	$0.18	$(8.34)	$(1.42)	$0.18	$(26.08)
Diluted net (loss) income per share	$(0.66)	$0.02	$(8.34)	$(1.42)	$0.02	$(26.08)
Weighted-average shares outstanding – Basic	15,381,565	14,057,636	987,810	15,378,543	14,057,636	815,854
Weighted-average shares outstanding – Diluted	15,381,565	16,057,636	987,810	15,378,543	16,057,636	815,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adagio Medical Holdings, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Three Months Ended September 30, 2025
							Accumulated
					Additional		Other	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance as of June 30, 2025 (Successor)	—	$—	15,381,565	$2	$90,947	$(82,184)	$(99)	$8,666
Foreign currency translation adjustment	—	—	—	—	—	(1)	4	3
Stock-based compensation	—	—	—	—	137	—	—	137
Net loss	—	—	—	—	—	(10,118)	—	(10,118)
Balance as of September 30, 2025 (Successor)	—	$—	15,381,565	$2	$91,084	$(92,303)	$(95)	$(1,312)

	Nine Months Ended September 30, 2025
							Accumulated
					Additional		Other	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance as of December 31, 2024 (Successor)	—	$—	15,198,232	$2	$90,495	$(70,586)	$1	$19,912
Foreign currency translation adjustment	—	—	—	—	—	61	(96)	(35)
Issuance of Waiver Shares	—	—	183,333	—	—	—	—	—
Stock-based compensation	—	—	—	—	589	—	—	589
Net loss	—	—	—	—	—	(21,778)	—	(21,778)
Balance as of September 30, 2025 (Successor)	—	$—	15,381,565	$2	$91,084	$(92,303)	$(95)	$(1,312)

	Three Months Ended September 30, 2024
							Accumulated
					Additional		Other	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of June 30, 2024 (Predecessor)	4,732,044	$86,783	780,180	$1	$6,163	$(146,692)	$22	$(140,506)
Foreign currency translation adjustment	—	—	—	—	—	—	(2)	(2)
Stock option exercises	—	—	33	—	7	—	—	7
Stock-based compensation	—	—	—	—	421	—	—	421
Net loss	—	—	—	—	—	(8,235)	—	(8,235)
Balance as of July 30, 2024 (Predecessor)	4,732,044	$86,783	780,213	$1	$6,591	$(154,927)	$20	$(148,315)

							Accumulated
					Additional		Other	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of July 31, 2024 (Successor)	—	$—	13,387,636	$1	$89,786	$(16,823)	$—	$72,964
Foreign currency translation adjustment	—	—	—	—	—	—	(9)	(9)
Issuance of Sponsor Earnout	—	—	1,147,500	—	—	—	—	—
Net income	—	—	—	—	—	3,606	—	3,606
Balance as of September 30, 2024 (Successor)	—	$—	14,535,136	$1	$89,786	$(13,217)	$(9)	$76,561

	Nine Months Ended September 30, 2024
							Accumulated
					Additional		Other	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of December 31, 2023 (Predecessor)	4,939,946	$91,469	779,908	$1	$1,608	$(133,649)	$17	$(132,023)
Foreign currency translation adjustment	—	—	—	—	—	—	3	3
Exchange preferred stock for pre-funded warrants	(207,902)	(4,686)	—	—	4,332	—	—	4,332
Stock option exercises	—	—	305	—	9	—	—	9
Stock-based compensation	—	—	—	—	642	—	—	642
Net loss	—	—	—	—	—	(21,278)	—	(21,278)
Balance as of July 30, 2024 (Predecessor)	4,732,044	$86,783	780,213	$1	$6,591	$(154,927)	$20	$(148,315)

							Accumulated
					Additional		Other	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of July 31, 2024 (Successor)	—	$—	13,387,636	$1	$89,786	$(16,823)	$—	$72,964
Foreign currency translation adjustment	—	—	—	—	—	—	(9)	(9)
Issuance of Sponsor Earnout	—	—	1,147,500	—	—	—	—	—
Net income	—	—	—	—	—	3,606	—	3,606
Balance as of September 30, 2024 (Successor)	—	$—	14,535,136	$1	$89,786	$(13,217)	$(9)	$76,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adagio Medical Holdings, Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
	Successor	Successor	Predecessor
		July 31 to September 30	January 1 to July 30
Cash flows from operating activities:
Net (loss) income	$(21,778)	$3,606	$(21,278)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	733	316	646
Non-cash operating lease expense	—	22	98
Stock-based compensation	589	—	642
Provision for inventory impairment	—	(15)	15
Amortization of term loan discount	—	—	10
Loss on disposal of property and equipment	507	—	62
Change in fair value of convertible notes payable	1,891	(3,255)	(2,059)
Change in fair value of warrant liabilities	334	(4,973)	(191)
Net change in operating assets and liabilities:
Accounts receivable, net	37	15	(32)
Inventory, net	1,053	(130)	(773)
Prepaid expenses and other current assets	252	(1,259)	(95)
Accounts payable	(1,814)	(356)	(2,628)
Accrued liabilities	4,802	(651)	511
Accrued transaction costs	—	—	7,446
Other accrued liabilities	2,119	344	1,734
Operating lease liabilities	15	(22)	(98)
Other long-term liabilities	(3,616)	—	—
Net cash used in operating activities	(14,876)	(6,358)	(15,990)
Cash flows from investing activities:
Purchases of property and equipment	(865)	(578)	(368)
Net cash used in investing activities:	(865)	(578)	(368)
Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	—	—	16,500
Repayment of non-convertible term loan	—	—	(867)
Net cash provided by financing activities	—	—	15,633
Effect of foreign currency translation on cash and cash equivalents	(172)	42	24
Net change in cash and cash equivalents	(15,913)	(6,894)	(701)
Cash and cash equivalents, at beginning of period	20,586	35,154	1,383
Cash and cash equivalents, at end of period	$4,673	$28,260	$682

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$85
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$—	$—	$(216)
Lease liabilities recorded for operating lease right-of-use assets	$—	$—	$216
Exchange preferred stock for pre-funded warrants	$—	$—	$4,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adagio Medical Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Description of Organization and Business Operations

Our Company

Adagio Medical Holdings, Inc. (formerly known as Aja Holdco, Inc.), together with its wholly-owned subsidiaries (collectively, the “Company” or the “Successor”), is a medical technology company focused on the development and commercialization of ablation technologies for the treatment of cardiac arrhythmias. The Company is currently focused on the treatment of ventricular arrhythmias with its purpose-built vCLAS™ Cryoablation System, which is CE Marked and is currently under evaluation in the Company’s FULCRUM-VT U.S. IDE Pivotal Study, which completed enrollment in October 2025. In April 2025, the Company received Breakthrough Device designation from the FDA for the Company’s vCLASTM Cryoablation System for the treatment of drug-refractory, recurrent, sustained monomorphic ventricular tachycardia in patients with ischemic or non-ischemic structural heart disease. The Company’s technologies are based on its proprietary ultra-low temperature cryoablation (“ULTC”) platform, which is designed to produce durable, contiguous, transmural lesions anywhere in the heart using the Company’s differentiated catheters and consoles. Legacy Adagio (as defined below) received CE Mark in Europe for its iCLAS™ Cryoablation System for atrial fibrillation and vCLASTM Cryoablation System for ventricular tachycardia (“VT”) in June 2020 and March 2024, respectively. The Company is also currently developing a next-generation ULTC technology for VT, the design of which is faster, smaller and more flexible than its predecessor vCLAS device. This next generation device, which was designed to improve customer usability, requires only a single freeze. The Company has also developed pulsed field cryoablation (“PFCA”), a dual therapy platform technology that combines the Company’s proprietary ultralow temperature technology with pulsed field ablation (“PFA”). The Company is headquartered in Laguna Hills, California.

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

Refer to Note 3 - Forward Merger for details of the Business Combination.

The Company’s Common Stock (as defined below) began trading on the Nasdaq Capital Market on August 1, 2024, under the symbol “ADGM”.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” ) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has limited revenue and has experienced recurring operating losses and negative cash flows from operations since its inception and anticipates that it will continue to do so for at least the next several years.

As of September 30, 2025, the Company had cash and cash equivalents of $4.7 million and an accumulated deficit of $92.3 million. For the three and nine months ended September 30, 2025 (Successor), and for the periods from July 31, 2024 to September 30, 2024 (Successor), and January 1, 2024 to July 30, 2024 (Predecessor), net (loss) income was $(10.1) million, $(21.8) million, $3.6 million, and $(21.3) million, respectively.

For the nine months ended September 30, 2025 (Successor), and for the periods from July 31, 2024 to September 30, 2024 (Successor), and January 1, 2024 to July 30, 2024 (Predecessor), net cash used in operating activities was $14.9 million, $6.4 million, and $16.0 million, respectively.

In October 2025, the Company announced a private placement of its common stock (or pre-funded warrants to purchase common stock in lieu thereof) and accompanying warrants to purchase shares of common stock, for aggregate gross proceeds of approximately $19 million (excluding up to $31 million of additional potential gross proceeds from the cash exercise of the common stock warrants) (the “Private Placement”). Refer to Note 19 – Subsequent Events for additional details.

Pursuant to ASC 205-40, Presentation of Financial Statements — Going Concern, the Company evaluates at each annual and interim reporting period whether conditions or events, considered in the aggregate, raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of the report date, the Company believes its existing cash and cash equivalents, including the proceeds received from the Private Placement, are sufficient to fund its operating and capital expenditure requirements for at least 12 months from the date of issuance of these unaudited interim condensed consolidated financial statements. If the Company's available cash and cash equivalents are insufficient to satisfy its liquidity requirements, the Company may need to raise additional capital to fund its operations. No assurance can be given as to whether additional needed financing will be available on terms acceptable to the Company, if at all. If sufficient funds on acceptable terms are not available when needed, the Company may be required to suspend or forego certain planned activities. Failure to manage discretionary spending or raise additional financing, as needed, would adversely impact the Company’s ability to achieve its intended business objectives and have an adverse effect on its results of operations and future prospects.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

As a result of the Business Combination, for accounting purposes, ListCo is the acquirer and Legacy Adagio is the accounting acquiree and predecessor. The financial statement presentation includes the financial statements of Legacy Adagio as “Predecessor” for the periods prior to the Closing Date (the “Predecessor Period(s)”), and of the Company as “Successor” for the periods after the Closing Date (the “Successor Period(s)”), including the consolidation of Legacy Adagio and ARYA. The Successor Period includes the Company’s results of operations and cash flows for the periods from July 31, 2024, through September 30, 2025.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements include the condensed consolidated balance sheet as of September 30, 2025 (Successor); the condensed consolidated statements of operations and comprehensive (loss) income and condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2025 (Successor) and for the periods from July 31, 2024 to September 30, 2024 (Successor), July 1, 2024 to July 30, 2024 (Predecessor), and January 1, 2024 to July 30, 2024 (Predecessor); the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 (Successor) and for the periods from January 1, 2024 to July 30, 2024 (Predecessor) and July 31, 2024 to September 30, 2024 (Successor); and the related footnote disclosures.

These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of September 30, 2025 (Successor), and its results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025 (Successor), and for the periods from July 31, 2024 to September 30, 2024 (Successor) and January 1, 2024 to July 30, 2024 (Predecessor), and its cash flows for the nine months ended September 30, 2025 (Successor) and for the periods from July 31, 2024 to September 30, 2024 (Successor) and January 1, 2024 to July 30, 2024 (Predecessor).

The results for the three and nine months ended September 30, 2025 (Successor), and for the periods from July 31, 2024 to September 30, 2024 (Successor) and January 1, 2024 to July 30, 2024 (Predecessor), are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any other interim period.

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

Revenue Recognition

The Company generates product revenue primarily from the sale of catheters (the “Consumables”) used with the Company’s consoles (“Consoles”). The Company sells its products directly to hospitals and medical centers. To a lesser extent, the Company also generates lease revenue from the implied rental of Consoles loaned to customers at no charge.

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

When the Company loans the Console to the customer, it retains title to the Console at all times and does not require minimum purchase commitments from the customer related to any Consumables. In such cases, the Company invoices the customer for the Consumables based on customer orders received. Over time, the Company expects to recover the cost of the loaned Console through the customer’s continued purchasing and use of additional Consumables. For these reasons, the Company has determined that part of the arrangement consideration for the Consumables is an implied rental payment for use of the Console. Therefore, the Company allocates the arrangement consideration between the lease components (i.e., the Console) and non-lease components (i.e., the Consumables) based on the relative estimated standalone selling price of each distinct performance obligation consistent with ASC 842, Leases and ASC 606. Revenue allocated to the lease components was not material for the three and nine months ended September 30, 2025 (Successor), and for the periods from January 1, 2024 to July 30, 2024 (Predecessor) and July 31, 2024 to September 30, 2024 (Successor).

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

For the three and nine months ended September 30, 2025 (Successor) no revenue was recognized. For the periods from January 1, 2024 to July 30, 2024 (Predecessor) and from July 31, 2024 to September 30, 2024 (Successor), revenue was generated only from European markets.

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

Indefinite-lived intangible assets consist of In-Process Research and Development (“IPR&D”). Intangible assets with indefinite lives are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. No impairment charges were recorded for the three and nine months ended September 30, 2025 (Successor) and for the period from July 31, 2024 to September 30, 2024 (Successor). Legacy Adagio did not have material intangible assets.

Goodwill

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company tests goodwill for impairment at the reporting unit level. The Company has one reporting unit for the goodwill impairment testing purposes. Goodwill is tested for impairment on an annual basis in the fourth quarter, or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not be recoverable (a “triggering event”). On the occurrence of a triggering event, an entity has the option to first assess qualitative factors to determine whether a quantitative impairment test is necessary. If it is more likely than not that goodwill is impaired, the fair value of the reporting unit (the Company) is compared with its carrying value. An impairment charge is recognized for the amount by which the carrying amount exceeds the fair value, provided the loss recognized cannot exceed the total amount of goodwill. No goodwill impairment charges were recorded for the three and nine months ended September 30, 2025 (Successor) and for the period from July 31, 2024 to September 30, 2024 (Successor). Legacy Adagio did not have any goodwill.

Concentrations

The Company had one supplier exceed 10% of total accounts payable as of September 30, 2025 (Successor), representing 45% of accounts payable. The Company had two suppliers exceed 10% of total accounts payable as of December 31, 2024 (Successor), representing 55% of accounts payable.

The Company’s five and ten largest suppliers accounted for approximately 26% and 40%, respectively, of the Company’s expenditures for the nine months ended September 30, 2025 (Successor).

The Company’s five and ten largest suppliers accounted for approximately 60% and 81%, respectively, of the Company’s expenditures for the periods from January 1, 2024 to July 30, 2024 (Predecessor) and July 31, 2024 to September 30, 2024 (Successor).

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and finite-lived intangible assets, for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when the asset’s carrying value exceeds the total undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined as the excess of the carrying value of the asset over its fair value. For the nine months ended September 30, 2025 (Successor) and for the periods from January 1, 2024 to July 30, 2024 (Predecessor) and July 31, 2024 to September 30, 2024 (Successor), the Company determined that no impairment of long-lived assets was indicated.

Foreign Currency Translation and Transactions

The assets, liabilities, and results of operations of Adagio Medical GmbH are recorded using the Euro as the designated functional currency, which is the currency of the primary economic environment in which Adagio Medical GmbH operates. Consequently, transactions in currencies other than Euro are measured and recorded in Euro. Upon consolidation with the Company, its assets and liabilities are translated to U.S. Dollars at currency exchange rates as of the condensed consolidated balance sheet date and its revenues and expenses are translated at the weighted-average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating this entity’s financial statements are reported in accumulated other comprehensive loss in the condensed consolidated balance sheets and foreign currency translation adjustment in the condensed consolidated statements of operations and comprehensive (loss) income.

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

The Company's implied rental agreements for its Consoles qualify as operating leases and as such, revenue is recognized in accordance with ASC 842, Leases and ASC 606, Revenue from Contracts with Customers. No revenue was allocated to the lease components for the three and nine months ended September 30, 2025 (Successor). Revenue allocated to the lease components was not significant for the periods from January 1, 2024 to July 30, 2024 (Predecessor) and July 31, 2024 to September 30, 2024 (Successor).

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries, and employee-related costs (including stock-based compensation) for personnel in executive, finance and other administrative functions, allocated rent and facilities costs, legal fees relating to intellectual property, corporate and financial matters, professional fees for accounting and consulting services, marketing costs and insurance costs. The Company expenses all selling, general, and administrative costs as incurred.

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

Warrants

The Company has Convert Warrants (as defined below) issued along with the Convertible Securities Notes, and PIPE Pre-funded Warrants (as defined below) issued in the 2024 PIPE Financing (as defined below), which are classified as liabilities. The Company also has PIPE Base Warrants (as defined below) issued in the 2024 PIPE Financing, which are classified as equity. Legacy Adagio has certain common stock warrants (“SVB Warrants”) issued along with the SVB Term Loan (as defined below) and pre-funded warrants to purchase Series E preferred stock (“Series E Pre-funded Warrants”), which were both classified as liabilities.

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

Term Loan (Predecessor)

The Company accounts for the Predecessor term loan at residual value on the date of issuance. The expected life of the term loan is the contractual term ending on the maturity date. The Company classifies the term loan as current liabilities within twelve months of the maturity date or when otherwise due. Interest expense is recognized in the condensed consolidated statements of operations and comprehensive (loss) income over the contractual term of the loan. Refer to Note 9 - Debt for additional information related to the term loan.

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

ASU 2019-12, Simplifying the Accounting for Income Taxes, was adopted in the first quarter of 2021 and the Company has recorded franchise taxes not based on income outside of income tax expense. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets and did not recognize any interest or penalties in its condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2025 (Successor) and for the periods from January 1, 2024 to July 30, 2024 (Predecessor) and July 31, 2024 to September 30, 2024 (Successor), respectively.

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

Description of the Transaction

Upon the consummation of the Business Combination,

a)	Each issued and outstanding Class A ordinary share of ARYA, par value $0.0001 per share, was automatically cancelled, extinguished and converted into one share of common stock, par value $0.0001 per share, of the Company (“Company’s common stock”).

b)	Each issued and outstanding Class B ordinary share of ARYA, par value $0.0001 per share, was automatically cancelled, extinguished and converted into the right to receive one share of the Company’s common stock, other than (i) 1,000,000 Class B ordinary shares that were forfeited by ARYA Sciences Holdings IV, a Cayman Islands exempted company (the “Sponsor”), and issued to the PIPE Investors (as defined below), including the Perceptive PIPE Investor (as defined below); (ii) 1,147,500 shares of the Company’s common stock issuable to the Sponsor that are subject to share trigger price vesting and will vest if, prior to the tenth anniversary of the Closing, the post-closing share price of the Company equals or exceeds $24.00 per share for any 20 trading days within any 30 trading day period (the “Share Trigger Price Vesting”).

c)	Each warrant of Legacy Adagio (other than the Series E Pre-funded Warrants) was terminated in accordance with the terms of the applicable warrant agreement.

d)	All issued and outstanding convertible promissory notes of Legacy Adagio (excluding the Bridge Financing Notes (as defined below) and the 2024 Bridge Financing Notes), including any accrued and unpaid interest thereon, were automatically and fully converted into shares of Legacy Adagio common stock in accordance with the terms of such convertible promissory notes, and such convertible promissory notes were cancelled, satisfied, extinguished, discharged and retired in connection with such conversion.

e)	Each share of Legacy Adagio preferred stock, par value $0.001 per share, that was issued and outstanding was automatically converted into shares of Legacy Adagio common stock on a one-to-one basis.

f)	All issued and outstanding shares of Legacy Adagio common stock including Series E Pre-funded Warrants that had been issued and outstanding were automatically cancelled and extinguished and converted into shares of the Company’s common stock based on the exchange ratio set forth in the Business Combination Agreement.

g)	Each issued, outstanding and unexercised option to purchase Legacy Adagio common stock (“Legacy Adagio Option”) that had been vested prior to the Closing with an aggregate value that exceeded the aggregate exercise price of such Legacy Adagio Option (each an “In-the-Money Adagio Options”) was cancelled and extinguished in exchange for options to purchase shares of the Company’s common stock, and each issued and outstanding Legacy Adagio equity award (other than an In-the-Money Adagio Options) was automatically cancelled and extinguished for no consideration, and each holder thereof ceased to have any rights with respect thereto.

h)	$7.0 million of 2024 Bridge Financing Notes were converted into Convertible Securities Notes and Convert Warrants (as defined below).

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

Pursuant to the subscription agreements, the PIPE Investors committed financing valued at $64.5 million (the “2024 PIPE Financing”).

The 2024 PIPE Financing included:

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

The number of shares of common stock issued and amounts recorded on the line within stockholders’ equity (deficit) are reflected below to arrive at the opening consolidated balance sheet of the Successor (in thousands except share data).

	Number of Shares	Common Stock	APIC	Accumulated Deficit
ListCo closing equity as of July 30, 2024	—	—	$2,729	$(2,734)
Accumulated deficit carried over from ARYA	—	—	—	(14,089)
Contribution of cash proceeds in the 2024 PIPE Financing	3,287,018	—	23,433	—
Conversion of ARYA convertible promissory Notes	355,100	—	3,551	—
Conversion of ARYA Class A ordinary shares and Class B ordinary shares	2,089,000	—	—	—
Conversion of Class A ordinary shares subject to redemption	123,520	—	1,361	—
Shares issued for acquisition of Legacy Adagio	6,771,769	1	53,546	—
Additional shares issued and reclassification of Class A ordinary shares subject to non-redemption agreements and open market subscription agreements	761,229	—	5,166	—
Successor’s opening equity (deficit) as of July 31, 2024 (Successor)	13,387,636	1	$89,786	$(16,823)

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

The following tables summarize the Company’s financial instruments at fair value based on the fair value hierarchy for each class of instrument (in thousands):

September 30, 2025 (Successor)	Level 1	Level 2	Level 3
Assets:
Money Market Account	$4,179	$—	$—
Liabilities:
Convertible Securities Notes (including accrued interest)	$—	$—	$21,191
Convert Warrants	$—	$—	$486

December 31, 2024 (Successor)	Level 1	Level 2	Level 3
Assets:
Money Market Account	$19,014	$—	$—
Liabilities:
Convertible Securities Notes (including accrued interest*)	$—	$—	$17,180
Convert Warrants	$—	$—	$152

*Accrued interest as of December 31, 2024 is recorded within “Other Accrued Liabilities.”

There were no transfers made among the three levels in the fair value hierarchy for the nine months ended September 30, 2025 and for the year ended December 31, 2024.

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

Upon the consummation of the Business Combination, the principal of Bridge Financing Notes, along with its accrued but unpaid interest, was converted into the shares of the Company’s common stock and Base Warrants as part of the 2024 PIPE Financing. Refer to Note 9 - Debt for details.

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

The Company utilized the binomial lattice model to value the Convertible Securities Notes as of September 30, 2025, and December 31, 2024. The following table summarizes the significant inputs as of the valuation dates:

	Successor	Successor
Convertible Securities Notes	September 30, 2025	December 31, 2024
Stock price	$1.94	$1.05
Discount rate	22.6%	20.6%
Expected term (years)	2.58	3.33
Risk-free interest rate	3.54%	4.20%
Volatility	70%	60%

The following table presents changes in the Level 3 convertible promissory notes measured at fair value for the nine months ended September 30, 2025 (Successor) (in thousands):

Convertible Securities Notes - Nine Months Ended September 30, 2025 (Successor)
Balance (beginning of period*)	$17,180
Accrued interest	2,120
Fair value measurement adjustments	1,891
Balance (end of period)	$21,191

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

There were no material changes in fair value for the periods from July 1, 2024 to July 30, 2024 (Predecessor), and from January 1, 2024 to July 30, 2024 (Predecessor).

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

As set forth in the agreement of the Convertible Securities Notes, the Convert Warrants are exercisable on a cashless basis or on a gross basis for one share of the Company’s common stock at $24.0 per share, subject to adjustments. The Company may be required to cash settle the Convert Warrants when it fails to timely deliver shares to the holder who exercises the Convert Warrants or upon the occurrence of a fundamental transaction. It is determined that the Convert Warrants do not meet the equity classification requirements under ASC 815 as the Convert Warrants may require cash settlement outside of the Company’s control upon a failure of timely delivery of shares or a fundamental transaction, and therefore the Convert Warrants are accounted for as derivative liabilities, and measured at fair value both initially and subsequently with changes in fair value recognized as warrant liabilities fair value adjustment within the condensed consolidated statements of operations and comprehensive loss.

The Convert Warrants are classified as Level 3 measurements within the fair value hierarchy. The Company utilized the Black-Scholes Merton option model to value the Convertible Securities Notes as of September 30, 2025, and December 31, 2024. The following table summarizes the significant inputs as of the valuation dates:

	Successor	Successor
Convert Warrants	September 30, 2025	December 31, 2024
Common stock price	$1.94	$1.05
Expected volatility	70.0%	65.0%
Risk free rate	3.75%	4.36%
Expected dividend yield	—%	—%
Expected term (years)	5.84	6.58

The following table presents changes in the Level 3 Convert Warrants measured at fair value for the nine months ended September 30, 2025 (Successor) (in thousands):

Convert Warrants - Nine Months Ended September 30, 2025 (Successor)
Balance (beginning of period)	$152
Additions	—
Fair value measurement adjustments	334
Balance (end of period)	$486

ii.PIPE Pre-funded Warrants

On July 31, 2024, the Company issued 670,000 pre-funded warrants in exchange for cash proceeds in the 2024 PIPE Financing to certain Other PIPE Investors (“PIPE Pre-funded Warrants”). Refer to Note 10 - Warrants for additional information.

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

Note 5 - Inventory, net

Inventory as of September 30, 2025, and December 31, 2024, consists of the following (in thousands):

	Successor	Successor
	September 30,	December 31,
	2025	2024
Raw materials	$1,397	$1,683
Work-in-Process	82	388
Finished goods	69	495
Total inventory	$1,548	$2,566

Obsolete and expired inventory are expensed as incurred. Inventory is recorded net of obsolescence and manufacturing scrap of $0.3 million and $0.9 million as of September 30, 2025 (Successor) and December 31, 2024 (Successor), respectively. As of September 30, 2025, all the Company’s inventory is related to catheters and Consoles.

Note 6 - Property and Equipment

The Company’s property and equipment, net, as of September 30, 2025, and December 31, 2024, consists of the following (in thousands):

	Successor	Successor
	September 30,	December 31,
	2025	2024
Consoles	$2,199	$3,060
Machinery and equipment	893	709
Leasehold improvements	300	306
Tools and molds	230	257
Computer equipment	237	205
Demo equipment	66	66
Furniture and fixtures	65	49
Vehicles	39	39
Total property and equipment	4,029	4,691
Less: accumulated depreciation	(2,328)	(2,730)
Property and equipment, net	$1,701	$1,961

Depreciation expense was $0.5 million and $0.7 million for the three and nine months ended September 30, 2025 (Successor), respectively.

Depreciation expense was $0.7 million and $0.2 million for the periods from January 1, 2024 to July 30, 2024 (Predecessor) and July 31, 2024 to September 30, 2024 (Successor), respectively. Depreciation expense was $56.0 thousand and $0.2 million for the periods from July 1, 2024 to July 30, 2024 (Predecessor) and July 31, 2024 to September 30, 2024 (Successor), respectively.

Note 7 – Goodwill and Intangible Assets

The Company’s intangible assets, net consists of the following (in thousands):

	Successor
	September 30, 2025
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
IPR&D	Indefinite	$6,969	$—	$6,969
Total		$6,969	$—	$6,969

There was no amortization of intangible assets for the three and nine months ended September 30, 2025 (Successor).

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

Based on the Company’s qualitative analysis, no intangible assets impairment charges were recorded for the three and nine months ended September 30, 2025 (Successor).

The following table presents the changes in goodwill (in thousands):

	Successor
	September 30, 2025
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

Based on the Company’s qualitative analysis, no goodwill impairment charges were recorded for the three and nine months ended September 30, 2025 (Successor).

Note 8 - Accrued Liabilities

The following table presents details of accrued liabilities as of September 30, 2025, and December 31, 2024 (in thousands):

	Successor	Successor
	September 30,	December 31,
	2025	2024
Accrued deferred professional fees	$4,616	$—
Compensation and related expenses	1,634	2,622
Research and development expenses	1,735	775
Other	513	279
Total accrued liabilities	$8,498	$3,676

Accrued deferred professional fees represent amounts owed to two professional service providers related to services incurred in connection with the Company’s Business Combination.

Note 9 - Debt

Outstanding debt as of September 30, 2025, and December 31, 2024, consists of the following (in thousands):

	Successor	Successor
	September 30, 2025	December 31, 2024
Convertible Securities Notes (including accrued interest)	$21,191	$17,180
Total outstanding debt	$21,191	$17,180

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

On November 28, 2023, the October 2022 Convertible Notes agreement was further amended to subordinate the October 2022 Convertible Notes to the April 2023 Convertible Notes and the November 2023 Convertible Notes (as described below). Upon the consummation of the Business Combination, all principal and accrued interest in respect of the October 2022 Convertible Notes was converted into shares of the Legacy Adagio common stock, when multiplied by the exchange ratio applicable to the Legacy Adagio common stock in the Business Combination, entitled the holder of this note to receive a number of shares of the same class of common stock that are issued in the 2024 PIPE Financing equal to the then outstanding principal amount and any accrued and unpaid interest under this note, divided by 75% of the effective price of each share of common stock sold in the 2024 PIPE Financing.

On February 13, 2024, the October 2022 Convertible Notes agreement was further amended to extend the maturity date to the termination of the Business Combination Agreement, and subordinate the October 2022 Convertible Notes to the April 2023 Convertible Notes, the November 2023 Convertible Notes, and February 2024 Convertible Notes (as described below).

$9.5 million principal was received by the Legacy Adagio as of December 31, 2022. As of July 30, 2024 (Predecessor), the principal amount outstanding was $9.5 million.

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

For the periods from July 1, 2024 to July 30, 2024 (Predecessor) and January 1, 2024 to July 30, 2024 (Predecessor), Legacy Adagio recognized interest expense of $62.5 thousand and $0.4 million, respectively.

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

Upon the consummation of the Business Combination, the April 2023 Convertible Notes automatically converted into shares of Company common stock that were issued in the 2024 PIPE Financing in an amount equal to the principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the 2024 PIPE Financing.

As of July 30, 2024 (Predecessor), the principal amount outstanding was $15.0 million.

For the periods from July 1, 2024 to July 30, 2024 (Predecessor) and January 1, 2024 to July 30, 2024 (Predecessor), Legacy Adagio recognized interest expense of $0.1 million and $0.6 million, respectively.

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

Upon the consummation of the Business Combination, the November 2023 Convertible Notes automatically converted into shares of Company common stock that were issued in the 2024 PIPE Financing in an amount equal to the principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the 2024 PIPE Financing.

In December 2023, the November 2023 Convertible Notes were amended to permit the issuance of a Delayed Draw Commitment in the principal amount of $1.0 million and $2.0 million on December 13, 2023, and December 28, 2023, respectively. The combined $3.0 million convertible promissory notes were issued pursuant to the clause and terms in the November 2023 Convertible Notes agreement.

As of July 30, 2024 (Predecessor), the principal amount outstanding was $8.0 million.

For the periods from July 1, 2024 to July 30, 2024 (Predecessor), and from January 1, 2024 to July 30, 2024 (Predecessor), Legacy Adagio recognized interest expense of $50.6 thousand and $0.3 million, respectively.

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

As of July 30, 2024 (Predecessor), the principal amount outstanding was $7.0 million.

For the periods from July 1, 2024 to July 30, 2024 (Predecessor) and from January 1, 2024 to July 30, 2024 (Predecessor), Legacy Adagio recognized interest expense of $46.0 thousand and $0.3 million, respectively.

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

As of July 30, 2024 (Predecessor), the principal amount outstanding was $3.0 million.

For the periods from July 1, 2024 to July 30, 2024 (Predecessor) and from January 1, 2024 to July 30, 2024 (Predecessor), Legacy Adagio recognized interest expense of $19.7 thousand and $46.0 thousand, respectively.

Upon the consummation of the Business Combination, the May 2024 Convertible Notes automatically converted into shares of Company common stock that were issued in the 2024 PIPE Financing in an amount equal to the principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the 2024 PIPE Financing.

June 2024 Convertible Notes (Predecessor)

On June 25, 2024, Legacy Adagio issued to Perceptive PIPE Investor a $2.5 million convertible promissory note that matured upon the termination of the Business Combination Agreement in accordance with its terms. The June 2024 Convertible Notes accrued simple interest at eight percent (8.0%) per annum.

As of July 30, 2024 (Predecessor), the principal amount outstanding was $2.5 million.

For the periods from July 1, 2024 to July 30, 2024 (Predecessor) and from January 1, 2024 to July 30, 2024 (Predecessor), Legacy Adagio recognized interest expense of $16.4 thousand and $19.2 thousand, respectively.

Upon the consummation of the Business Combination, the June 2024 Convertible Notes automatically converted into shares of Company common stock that were issued in the 2024 PIPE Financing in an amount equal to the principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the 2024 PIPE Financing.

July 2024 Convertible Notes (Predecessor)

On July 23, 2024, Legacy Adagio issued a $1.0 million convertible promissory note to Perceptive PIPE Investor that matured upon the termination of the Business Combination Agreement in accordance with its terms. It accrued simple interest at eight percent (8.0%) per annum.

Upon the consummation of the Business Combination, the July 2024 Convertible Notes automatically converted into shares of Company common stock that were issued in the 2024 PIPE Financing in an amount equal to the principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the 2024 PIPE Financing.

For the periods from July 1, 2024 to July 30, 2024 (Predecessor), Legacy Adagio recognized interest expense of $1.3 thousand.

Pursuant to the Business Combination Agreement, the outstanding $29.5 million principal along with the accrued but unpaid interest of the Bridge Financing Notes, was converted in exchange for 4,372,607 shares of the Company’s common stock and 3,540,000 Base Warrants as part of the 2024 PIPE Financing.

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

As of July 30, 2024, the subsequent term loan advance of $2.0 million had not been drawn. As of July 30, 2024, the outstanding principal of SVB Term Loan was $1.0 million, and the unamortized debt discount was $9.7 thousand.

For the periods from July 1, 2024 to July 30, 2024 (Predecessor) and January 1, 2024 to July 30, 2024 (Predecessor), Legacy Adagio recognized interest expense of $9.0 thousand and $87.3 thousand, respectively.

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

The 1,500,000 Convert Warrants, each of which is exercisable on a cashless basis or for one share of the Company’s common stock at $24.00 per share, subject to adjustment. The Convertible Securities Notes have a maturity of three years and nine months after the Closing and interest will be payable in cash or compound as additional principal outstanding which accrues on a quarterly basis. At the Company’s option, payment of interest can either be (i) made quarterly in cash, or (ii) compound and become additional principal of the Convertible Securities Notes. As of September 30, 2025, the Company does not anticipate making a cash interest payment within the next 12 months.

The conversion of the February 2024 Convertible Notes was carried out on the same terms as the other Convert Investors executing the Convertible Security Subscription Agreement.

For the three and nine months ended September 30, 2025 (Successor), the Company recognized interest expense of $0.7 million and $2.1 million, respectively.

For the periods from July 31, 2024 to September 30, 2024 (Successor), the Company recognized interest expense of $0.4 million.

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

PIPE Pre-funded Warrants (Successor)

On the Closing Date, the Company issued 670,000 PIPE Pre-funded Warrants, along with 681,111 shares of the Company’s common shares and 1,140,000 Base Warrants to certain Other PIPE Investors in exchange for cash proceeds of $9.5 million in 2024 PIPE Financing.

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

As of September 30, 2025, and December 31, 2024, there were no pre-funded warrants outstanding.

PIPE Base Warrants (Successor)

On the Closing Date, the Company issued 3,540,000 Base Warrants along with 4,372,607 shares of the Company’s common shares to settle the outstanding principal and accrued interest of the Bridge Financing Notes.

The Company also issued 3,345,069 Base Warrants along with 3,287,018 shares of the Company’s common stock and 670,000 PIPE Pre-Funded Warrants to PIPE Investors for cash proceeds received in the 2024 PIPE Financing.

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

According to the ASC 815, it is determined that the Base Warrants associated with the 2024 PIPE Financing are indexed to the Company’s common stock under and are accounted for as equity, which is initially measured at fair value. The Base Warrants are classified as equity in the financial statements because they meet the ASC 815-40 indexation guidance. Specifically, 1) the Base Warrants can be exercised at any time during the exercise period without contingencies; 2) the Base Warrants can be settled in a fixed number of shares upon exercise with any adjustments, such as antidilution and alternative issuance adjustments, consistent with ASC 815 guidance, which does not preclude equity classification. Additionally, the Company has sufficient authorized shares available to settle the Base Warrants, and all the adjustments are in the control of the Company, further supporting the equity classification.

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

As of September 30, 2025 and December 31, 2024, the Company does not have any finance or short-term leases and has not entered into leases which have not yet commenced that would entitle the Company to significant rights or create additional obligations during the periods as of September 30, 2025 and December 31, 2024.

The following table summarizes quantitative information of the Company’s operating leases for the three and nine months ended September 30, 2025 and for the periods from July 1, 2024 to July 30, 2024 (Predecessor), July 31, 2024 to September 30, 2024 (Successor), January 1, 2024 to July 30, 2024 (Predecessor) and from July 31, 2024 to September 30, 2024 (Successor).

	Three months ended September 30,			Nine months ended September 30,
	2025	2024		2025	2024
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
In thousands, unaudited		July 31 to September 30,	July 1 to July 30		July 31 to September 30,	January 1 to July 30
Operating cash flows paid for operating leases	$82	$25	$17	$229	$25	$108

As of September 30, 2025 (Successor), the weighted average remaining lease term for the Company’s operating leases was 4.1 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 8.0%.

Operating lease cost was $0.1 million and $0.3 million for the three and nine months ended September 30, 2025 (Successor), respectively. The Company did not incur any variable lease cost for the three and nine months ended September 30, 2025 (Successor).

Operating lease cost was $17.0 thousand and $33.0 thousand for the periods from July 1, 2024 to July 30, 2024 (Predecessor) and from July 31, 2024 to September 30, 2024 (Successor), respectively. Operating lease cost was $0.1 million and $33.0 thousand for the periods from January 1, 2024 to July 30, 2024 (Predecessor) and from July 31, 2024 to September 30, 2024 (Successor), respectively. There was no variable lease cost for either of these periods.

The following table presents the future minimum payments under the non-cancelable operating leases as of September 30, 2025 (in thousands):

Three months ending December 31, 2025	$72
Year ending December 31, 2026	205
Year ending December 31, 2027	197
Year ending December 31, 2028	206
Year ending December 31, 2029	214
Year ending December 31, 2030	18
Total undiscounted future cash flows	912
Less: imputed interest	(136)
Total operating lease liability	$776

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

Note 13 - Mezzanine Equity and Stockholders’ Equity (Deficit)

Authorized Shares (Predecessor)

Legacy Adagio’s Amended and Restated Articles of Incorporation authorized the issuance of two classes of stock designated as common and preferred stock, each having a par value of $0.001 per share. The number of shares authorized as of July 30, 2024 was 11,534,892 consisting of 6,594,946 shares of common stock and 4,939,946 shares of preferred stock, designated as Series A, Series B, Series C, Series D, and Series E preferred stock in the amounts included in the table below.

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

•	On the Closing Date, the Legacy Adagio’s 4,732,044 convertible preferred stocks were converted into shares of Legacy Adagio common stock on a one-to-one basis prior to Adagio Merger Effective Time and then converted into 789,337 shares of the Company’s common stock and additional paid-in capital at the Closing based on the exchange ratio set forth in the Business Combination Agreement.

There were no other preferred stock transactions during the year ended December 31, 2024 (Successor).

The following table summarizes information related to the issuance of Legacy Adagio’s preferred stock as of July 30, 2024 (Predecessor) (in thousands, except share data):

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

The relative rights, terms, privileges, and restrictions granted to or imposed upon preferred stockholders are described below:

Preferred Stock - Dividends

Prior and in preference to any declaration or payment of any dividends to the holders of common stock, the holders of preferred stock were entitled to receive dividends out of any assets legally available therefore, at the rate of eight percent (8%) of the original issue price per share per annum. The original issue price of Series A, Series B, Series C, Series D, and Series E was $9.23, $13.04, $16.30, $20.16, and $22.61, respectively. The dividends were not cumulative.

In the event that the dividend amount declared by the Board of Directors of Legacy Adagio was insufficient to permit payment of the full aforesaid dividends, such dividends would have been paid ratably to each holder of preferred stock in proportion to the dividend amounts to which each holder of preferred stock was entitled. After payment of the full amount of the aforesaid dividends, any additional dividends declared would have been distributed to the holder of common stock and preferred stock in proportion to the number of shares of common stock that were held by such holder on an as-converted to common stock basis.

No dividends on preferred stock or common stock had been declared by the Board of Directors as of July 30, 2024 (Predecessor) or as of the Closing date.

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

Each share of preferred stock would automatically be converted into shares of common stock at the then effective conversion rate immediately upon the earlier of (i) the election of the holders of a majority of the outstanding shares of preferred stock, voting as a separate class on an as-converted to common stock basis, or (ii) the closing of the sale of the Legacy Adagio common stock in a firm commitment, underwritten public offering registered under the Securities Act of 1933, as amended, with aggregate offering proceeds to Legacy Adagio (before deduction for underwriters’ discounts and expenses relating to the issuance) of at least $75 million and a public offering price per share equal to at least $67.83 (subject to adjustments for stock dividends, splits, combinations and similar events).

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

Common Stock (Successor)

As of September 30, 2025 (Successor), the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 210,000,000 of common stock at a par value of $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share. As of September 30, 2025 (Successor), 15,381,565 shares were issued and outstanding, including 1,147,500 Sponsor Earnout (as defined below).

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

The holders of the Company’s common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the Company’s Board of Directors. As of September 30, 2025 (Successor), no cash dividend has been declared to date. Each share of the Company’s common stock is entitled to one vote.

The table below summarizes the number of shares of common stock outstanding immediately following the Closing:

Number of Shares
Contribution from 2024 PIPE Financing for cash	3,287,018
Conversion of ARYA convertible promissory notes	355,100
Conversion of ARYA Class A ordinary shares and Class B ordinary shares	2,089,000
Conversion of Class A ordinary shares subject to redemption	123,520
Shares issued in purchase consideration	6,771,769
Additional shares issued and reclassification of Class A ordinary shares subject to non-redemption agreements and open market subscription agreements	761,229
Total	13,387,636

The table below summarizes the Company’s reserved common stock for further issuance as of September 30, 2025 (Successor) and December 31, 2024 (Successor):

	Successor	Successor
	September 30, 2025	December 31, 2024
Base Warrants	7,528,727	7,528,727
Convertible Securities Notes	3,231,327	3,231,327
Convert Warrants	1,500,000	1,500,000
Company’s common stock issuable upon the exercise of outstanding options Legacy Adagio’s equity plans that were assumed in the Business Combination	7,587	7,587
Common stock reserved for future issuance under the 2024 Equity Incentive Plan	509,772	4,472,592
Common stock reserved for future issuance under the 2024 Key Employee Equity Incentive Plan	3,354,444	3,354,444
Common stock reserved for future issuance under the 2024 Employee Stock Purchase Plan	441,293	441,293
Common stock reserved for future issuance	16,573,150	20,535,970

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

Stock-Based Compensation Expense

The following table summarizes the total stock-based compensation expense for the stock options expense recorded in the condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2025 (Successor) and for the periods from July 31, 2024 to September 30, 2024 (Successor) and July 1, 2024 to July 30, 2024 (Predecessor), and for the period from January 1, 2024 to July 30, 2024 (Predecessor) (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024		2025	2024
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
		July 31 to September 30	July 1 to July 30		July 31 to September 30	January 1 to July 30
Research and development	$24	$—	$335	$112	$—	$527
Selling, general, and administration	113	—	86	477	—	115
Total stock-based compensation expense	$137	$—	$421	$589	$—	$642

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

During the nine months ended September 30, 2025, the Company granted 5,687,965 awards under this plan.

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

The Company has not granted any awards under this 2024 Key Employee Equity Incentive Plan as of September 30, 2025.

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

The Company has not granted any purchase rights under this plan as of September 30, 2025.

The following table summarizes stock option activity during the nine months ended September 30, 2025 (Successor):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Life (years)	(in thousands)
Outstanding, December 31, 2024 (Successor)	7,587	$—	—	$—
Options granted	5,687,965	0.95	—	—
Outstanding, September 30, 2025 (Successor)	5,695,552	$0.95	9.44	$5,644
Options vested, September 30, 2025 (Successor)	1,096,342	$0.87	9.47	$1,179
Options vested and exercisable, September 30, 2025 (Successor)	5,695,552	$0.95	9.44	$5,644

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

	Predecessor
(amounts in thousands, except share and per share data)	July 1 to July 30, 2024	January 1 to July 30, 2024
Numerator:
Net loss attributable to common stockholders	$(8,235)	$(21,278)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders - basic and diluted	987,810	815,854
Net income loss per share attributable to common stockholders - basic and diluted	$(8.34)	$(26.08)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculation for the period presented because the impact of including them would be anti-dilutive:

Predecessor
As of July 30, 2024
Convertible preferred stock	4,732,044
Stock options	740,409
Total potentially dilutive securities	5,472,453

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

Under the two-class method, undistributed earnings allocated to these participating securities are subtracted from net income in determining net income attributable to common stockholders. In periods of net loss, losses are allocated to the participating security only if the security has not only the right to participate in earnings, but also a contractual obligation to share in the Company's losses. As the Company incurred a net loss for the three and nine months ended September 30, 2025, the Convertible Securities Notes were not considered participating securities and were excluded from the two-class method calculation.

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

The following table sets forth the computation of basic loss per share attributable to common stockholders and the participating securities for the periods presented (in thousands, except share and per share data):

Basic LPS:

	Successor
	July 31, 2024 to September 30, 2024
(amounts in thousands, except share and per share data)	Common Shares	Convertible Securities Notes	Sponsor Earnout
Numerator:
Net income allocated to each class of participating securities	$2,522	$878	$206
Denominator:
Weighted-average shares outstanding	14,057,636	—	—
Shares issuable to Convertible Securities Notes	—	4,896,978	—
Sponsor Earnout	—	—	1,147,500
Net income per share attributable to each class of participating securities – Basic	$0.18	$0.18	$0.18

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2025	2025
(amounts in thousands, except share and per share data)	Successor	Successor
Numerator:
Net loss	$(10,118)	$(21,778)
Denominator:
Weighted-average shares outstanding	15,381,565	15,378,543

Net loss per share attributable to each class of participating securities – Basic	$(0.66)	$(1.42)

The following table sets forth the computation of diluted loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

Diluted LPS:

	Successor	Successor
(amounts in thousands, except share and per share data)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Numerator:
Net loss – Basic	$(10,118)	$(21,778)
Less: Adjustment for fair value changes to convertible securities notes	—	—
Net loss attributable to common stockholders – Diluted	$(10,118)	$(21,778)

Denominator:
Weighted-average shares outstanding – Basic	15,381,565	15,378,543
Weighted-average effect of shares issuable to Convertible Securities Notes (if-converted method)	—	—
Weighted-average shares outstanding – Diluted	15,381,565	15,378,543

Net loss per share attributable to common shares – Diluted (if-converted method)	$(0.66)	$(1.42)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would be anti-dilutive:

Successor
September 30, 2025
Base Warrants	7,528,727
Convert Warrants	1,500,000
Earn-out Shares, subject to vesting conditions	1,147,500
Stock options issued in connection with the Business Combination	7,587
Total potentially dilutive securities	10,183,814

Note 16 - Income Taxes

The Company accounts for income taxes in accordance with ASC 740. Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. The Company currently has a full valuation allowance against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the nine months ended September 30, 2025 (Successor) there was no material change from the fiscal year ended December 31, 2024 (Successor) in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

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

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2020-2024 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2021-2024 remain open.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant changes, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to certain aspects of the international tax framework and the restoration of favorable tax treatment for certain business expense provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has incorporated the provisions that were effective during the third quarter of 2025 and assessed that the impacts did not have a material impact on its condensed consolidated financial statements. The Company will continue to assess any future impacts on its condensed consolidated financial statements and will recognize the income tax effects beginning in the period in which they are effective.

Note 17 - Related Party Transactions

Shared Services Agreement

During the three and nine months ended September 30, 2025 (Successor), the Company incurred less than $0.01 million and $0.4 million, respectively, and during the periods from January 1, 2024 to July 30, 2024 (Predecessor), from July 31, 2024 to September 30, 2024 (Successor), and from July 1, 2024 to July 30, 2024 (Predecessor), the Company incurred $0.9 million, $0.2 million, $0.1 million and $0.4 million respectively, for finance and accounting services and other general and administrative support services pursuant to a Shared Services Agreement (“Shared Services Agreement”) with Fjord Ventures (“Fjord”), a company owned and operated by the Company’s former Chief Executive Officer. The transactions are recorded as selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss (income).

Laguna Hills Sublease (Predecessor)

In addition to the Shared Services Agreement, Legacy Adagio also sub-leased approximately 4,992 square feet of office and manufacturing space in Laguna Hills, California from Fjord. On March 31, 2024, the sub-lease with Fjord expired.

During the period from January 1, 2024 to July 30, 2024 (Predecessor), Legacy Adagio incurred $25.5 thousand of lease expense under the sub-lease agreement.

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

2024 PIPE Financing (Successor)

In connection with the Business Combination and the 2024 PIPE Financing, the Company issued 4,372,607 shares of the Company’s common stock and 3,540,000 Base Warrants to Perceptive PIPE Investor, the controlling party of the Company, in exchange for Perceptive PIPE Investor’s investment in Legacy Adagio in the form of Bridge Financing Notes. Refer to Note 9 - Debt for additional information regarding the Convertible Securities Notes.

Further, in connection with the 2024 PIPE Financing, the Company issued 2,250,352 shares of the Company’s common stock and 1,905,069 Base Warrants to Perceptive PIPE Investor, the controlling party of the Company, in exchange for Perceptive PIPE Investor’s additional cash investment of approximately $15.9 million in the Company.

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

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance and decides how to allocate resources based on consolidated net loss (income) as reported in the consolidated statements of operations and comprehensive loss (income). There are no other expense categories regularly provided to the CODM that are not already included in the consolidated statements of operations and comprehensive loss (income). The measure of segment assets is reported on the balance sheet as cash, cash equivalents and money market accounts.

Summary of segment net loss (income), including significant segment expenses were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024		2025	2024
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
		July 31 to September 30	July 1 to July 30		July 31 to September 30	January 1 to July 30
Revenue	$—	$132	$53	$—	$132	$333
Less:
Cost of revenue	31	414	157	626	414	1,381
Research and development	2,774	1,217	1,251	8,404	1,217	7,585
Selling, general, and administrative	2,916	2,926	4,851	8,892	2,926	13,047
Other income (expense), net	(4,397)	8,031	(2,029)	(3,856)	8,031	402
Net (loss) income	$(10,118)	$3,606	$(8,235)	$(21,778)	$3,606	$(21,278)

Note 19 - Subsequent Events

On October 14, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited healthcare investors (the “Purchasers”) pursuant to which it issued and sold to the Purchasers in the Private Placement: (i) 9,792,506 shares (the “Shares”) of its common stock, par value $0.0001 per share (the “Common Stock”), or pre-funded warrants (the “Pre-Funded Warrants”) to purchase shares of Common Stock in lieu thereof, and (ii) accompanying (a) Tranche A Warrants to purchase an aggregate of 6,012,943 shares of Common Stock (or pre-funded warrants in lieu thereof) (the “Tranche A Warrants”), Tranche B Warrants to purchase an aggregate of 6,012,943 shares of Common Stock (or pre-funded warrants in lieu thereof) (the “Tranche B Warrants”) and Tranche C Warrants to purchase an aggregate of 6,012,943 shares of Common Stock (or pre-funded warrants in lieu thereof) (the “Tranche C Warrants” and, together with the Tranche A and Tranche B Warrants, the “Milestone Warrants”), for aggregate gross proceeds of approximately $19 million (excluding up to approximately $31 million of aggregate gross proceeds that may be received in the future upon the cash exercise in full of the Milestone Warrants issued in the Private Placement), before deducting placement agent fees and other expenses payable by the Company. Each Share, or Pre-Funded Warrant in lieu thereof, sold pursuant to the Securities Purchase Agreement was accompanied by one Tranche A Warrant, one Tranche B Warrant and one Tranche C Warrant. The combined purchase price of each Share and accompanying Milestone Warrants is $1.9403 and (which includes $0.2303 for the Milestone Warrants sold with each Share in accordance with the rules and regulations of The Nasdaq Stock Market LLC). The combined purchase price of each Pre-Funded Warrant and accompanying Milestone Warrant is $1.9402 (equal to the combined purchase price per Share and accompanying Milestone Warrants, minus $0.0001). Entities affiliated with Perceptive Advisors LLC, an affiliate of the Company, purchased Pre-Funded Warrants and Milestone Warrants for an aggregate purchase price of $4,250,000.

Each Milestone Warrant is exercisable for one share of Common Stock at an exercise price of $1.71 per share. The Milestone Warrants will expire upon the earlier of (i) five years from the date of issuance or (ii) (a) for the Tranche A Warrants, the date that is thirty (30) days following its announcement of results from the Company’s FULCRUM-VT IDE pivotal clinical trial, (b) for the Tranche B Warrants, the date that is thirty (30) days following its announcement of FDA approval of the vCLAS Cryoablation System, and (c) for the Tranche C Warrants, the date that is thirty (30) days following the Company’s announcement of FDA approval of its second generation vCLAS catheter system. The Pre-Funded Warrants are exercisable for one share of Common Stock at an exercise price of $0.0001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

A holder (together with its affiliates) of the Pre-Funded Warrants or Milestone Warrants, as the case may be, may not exercise any portion of the Pre-Funded Warrants or Milestone Warrants to the extent that the holder would own more than 4.99% (or, at the holder’s option upon issuance, 9.99%) of the Company’s outstanding Common Stock immediately after exercise, which percentage may be changed at the holder’s election to a lower or higher percentage not in excess of 19.99% upon 61 days’ notice to the Company subject to the terms of the Pre-Funded Warrants or the Milestone Warrants. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a Milestone Warrant, after the deadline for effectiveness of the registration statement to be filed pursuant to the Registration Rights Agreement, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of Common Stock determined according to a formula set forth in the Milestone Warrants, provided that such cashless exercise shall only be permitted if, at the time of such exercise, there is no effective registration statement registering the resale of shares of Common Stock underlying the Milestone Warrants or if the prospectus contained in such registration statement is not available for the resale of shares of Common Stock underlying the Milestone Warrants by the Milestone Warrant holder.

In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a Pre-Funded Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of Common Stock determined according to a formula set forth in the Pre-Funded Warrants.

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

ListCo was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification 805, Business Combinations. Legacy Adagio is the accounting acquiree and predecessor based on an analysis of the criteria outlined in the Accounting Standards Codification 805, Business Combinations. Accordingly, the historical financial statements of Legacy Adagio became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the financial statements included in this report reflect (i) the historical operating results of Legacy Adagio prior to the Closing; and (ii) the combined results of the Company following the Closing. The accompanying financial information includes a predecessor period, which includes the periods through July 30, 2024, concurrent with the Business Combination, and the successor period from January 1, 2025, through September 30, 2025.

Overview

We are a medical device company focused on developing and commercializing products for the treatment of cardiac arrhythmias with our novel, proprietary, catheter-based Ultra-Low Temperature Cryoablation (“ULTC”) technology. Our initial focus is on the treatment of ventricular tachycardia (“VT”). VT is a rapid, abnormal heart rhythm, or arrhythmia, that originates in the heart's lower chambers, or ventricles, potentially leading to impaired blood flow and, if sustained, VT can be fatal. VT-associated sudden cardiac death (“SCD”) accounts for approximately 300,000 deaths each year in the U.S. Radio Frequency (“RF”) ablation catheters currently used to treat VT were primarily designed and approved for the treatment of atrial fibrillation (“AF”) and are therefore not designed to optimally treat the specifics of the ventricular anatomy and disease. As a result, VT procedures performed with current devices can be overly complex and can lead to sub-optimal outcomes, factors that have potentially led to the limited growth in the market for VT ablations.

Our clinically tested, proprietary ULTC products are purpose-built to treat patients with VT and are designed to address the unique anatomy of the ventricle and the specific needs of the VT patient. Our ULTC approach is built on the hypothesis that large and durable lesions extending through the depth of both diseased and healthy muscular tissue of the ventricle of the heart (ventricular myocardium) is a foundation for improving the effectiveness of VT ablations and patient outcomes. Our differentiated catheters are designed for large, durable, deep lesions within the ventricle through an endocardial approach with no required irrigation. In October 2025, we announced completion of enrollment in our FULCRUM-VT Pivotal U.S. Food and Drug Administration (“FDA”) Investigational Device Exemption (“IDE”) study evaluating the vCLASTM Cryoablation System for ablation of monomorphic ventricular tachycardia (MMVT) in patients with both ischemic and nonischemic cardiomyopathy. The vCLAS System, which was granted Breakthrough Device Designation by the FDA in April 2025, is built on the Company’s proprietary ULTC technology platform.

We believe that our purpose-built solution has the potential to drive additional market growth in ablative treatment of the large, underserved VT patient population.

We have established a robust cadence of clinical data designed to evaluate our technology and gain regulatory approvals of our product portfolio. Preliminary data suggest that our approach to treating VT offers a favorable combination of safety, acute and chronic effectiveness, compared to the current standard of care, including ablations performed using radiofrequency (“RF”) and pulsed field ablation (“PFA”) energy. Our first-in-human CRYOCURE-VT trial included 64 patients in nine centers in the European Union and Canada. The outcomes of this trial, which were used to support CE Mark approval, include a 0% rate of major adverse events, 94% acute procedural success, 60% freedom from sustained VT and 81% freedom from implantable cardioverter defibrillator (“ICD”) shock at six months. Our vCLASTM. Cryoablation System for VT has obtained European CE Mark approval. In the United States, our 209-patient FULCRUM-VT IDE pivotal clinical trial completed enrollment in October 2025 across nineteen (19) centers in the United States and Canada. The study includes patients with both ischemic (“ICM”) and non-ischemic (“NICM”) cardiomyopathies (LVEF=35+/-10%, 33% NICM, 75% with congestive heart failure). In our preliminary acute safety and efficacy results, acute clinical success, defined as non-inducibility of target ventricular arrhythmias, was 97.4%, with all clinically-relevant VTs eliminated in 96.7% of patients tested by post-ablation programmed electrical stimulation. Key safety findings included a 2.5% rate of major adverse events including four (1.9%) peri-procedural deaths, of which one (0.5%) was adjudicated by an independent clinical events committee as definitely related to the investigational device.  We plan to submit the results of this trial to support our application for U.S. Food and Drug Administration (“FDA”) approval of our vCLASTM Cryoablation System in the first half of 2026, and to share our six-month primary efficacy endpoint results of the FULCRUM-VT trial in April 2026 at the Heart Rhythm 2026 Conference.

We are also currently developing a next generation ULTC technology for VT. This catheter, which requires only a single freeze, is being designed to improve customer usability and integration with the existing ablation laboratory workflow. The next-generation catheter features a more flexible, smaller diameter shaft that is compatible with the industry-standard 8.5 Fr sheaths, and is designed to operate at lower ablation temperatures resulting in the shorter, single-freeze ablation protocol. We are currently in the design phase with this device.

We have also developed a technology that utilizes ULTC in combination with PFA, which we call Pulsed Field Cryoablation (“PFCA”). Early demonstration of PFCA technology has been performed in the European PARALELL trial in patients with persistent atrial fibrillation and in preclinical studies targeting VT ablations.

We have incurred net losses each year since our inception in 2011. As of September 30, 2025, and December 31, 2024, we had an accumulated deficit of $92.3 million and $70.6 million, respectively. For the three and nine months ended September 30, 2025 (Successor), and for the periods from July 31, 2024 to September 30, 2024 (Successor), and January 1, 2024 to July 30, 2024 (Predecessor), net (loss) income was $(10.1) million, $(21.8) million, $3.6 million, and $(21.3) million, respectively. The net cash used in operating activities was $14.9 million, $6.4 million, and $16.0 million respectively. Substantially all of our accumulated deficit has resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As of September 30, 2025, and December 31, 2024, we had cash of $4.7 million and $20.6 million, respectively.

Recent Developments

On October 14, 2025, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited healthcare investors (the “Purchasers”) pursuant to which we issued and sold to the Purchasers in a private placement (the “Private Placement”): (i) 9,792,506 shares (the “Shares”) of our common stock, par value $0.0001 per share (the “Common Stock”), or pre-funded warrants (the “Pre-Funded Warrants”) to purchase shares of Common Stock in lieu thereof, and (ii) accompanying (a) Tranche A Warrants to purchase an aggregate of 6,012,943 shares of Common Stock (or pre-funded warrants in lieu thereof) (the “Tranche A Warrants”), Tranche B Warrants to purchase an aggregate of 6,012,943 shares of Common Stock (or pre-funded warrants in lieu thereof) (the “Tranche B Warrants”) and Tranche C Warrants to purchase an aggregate of 6,012,943 shares of Common Stock (or pre-funded warrants in lieu thereof) (the “Tranche C Warrants” and, together with the Tranche A and Tranche B Warrants, the “Milestone Warrants”), for aggregate gross proceeds of approximately $19 million (excluding up to approximately $31 million of aggregate gross proceeds that may be received in the future upon the cash exercise in full of the Milestone Warrants issued in the Private Placement), before deducting placement agent fees and other expenses payable by us. Each Share and each Pre-Funded Warrant sold pursuant to the Securities Purchase Agreement was accompanied by one Tranche A Warrant, one Tranche B Warrant and one Tranche C Warrant. The combined purchase price of each Share and accompanying Milestone Warrants is $1.9403 and (which includes $0.2303 for the Milestone Warrants sold with each Share in accordance with the rules and regulations of The Nasdaq Stock Market LLC). The combined purchase price of each Pre-Funded Warrant and accompanying Milestone Warrant is $1.9402 (equal to the combined purchase price per Share and accompanying Milestone Warrants, minus $0.001). Entities affiliated with Perceptive Advisors LLC, an affiliate of the Company, purchased Pre-Funded Warrants and Milestone Warrants for an aggregate purchase price of $4,250,000.

Each Milestone Warrant is exercisable for one share of Common Stock at an exercise price of $1.71 per share. The Milestone Warrants will expire upon the earlier of (i) five years from the date of issuance or (ii) (a) for the Tranche A Warrants, the date that is thirty (30) days following our announcement of results from our FULCRUM-VT IDE pivotal clinical trial, (b) for the Tranche B Warrants, the date that is thirty (30) days following our announcement of FDA approval of our vCLAS Cryoablation System, and (c) for the Tranche C Warrants, the date that is thirty (30) days following our announcement of FDA approval of our second generation vCLAS catheter system. The Pre-Funded Warrants are exercisable for one share of Common Stock at an exercise price of $0.0001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

A holder (together with its affiliates) of the Pre-Funded Warrants or Milestone Warrants, as the case may be, may not exercise any portion of the Pre-Funded Warrants or Milestone Warrants to the extent that the holder would own more than 4.99% (or, at the holder’s option upon issuance, 9.99%) of our outstanding Common Stock immediately after exercise, which percentage may be changed at the holder’s election to a lower or higher percentage not in excess of 19.99% upon 61 days’ notice to us subject to the terms of the Pre-Funded Warrants or the Milestone Warrants. In lieu of making the cash payment otherwise contemplated to be made to us upon exercise of a Milestone Warrant, after the deadline for effectiveness of the registration statement to be filed pursuant to the Registration Rights Agreement, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of Common Stock determined according to a formula set forth in the Milestone Warrants, provided that such cashless exercise shall only be permitted if, at the time of such exercise, there is no effective registration statement registering the resale of shares of Common Stock underlying the Milestone Warrants or if the prospectus contained in such registration statement is not available for the resale of shares of Common Stock underlying the Milestone Warrants by the Milestone Warrant holder.

In lieu of making the cash payment otherwise contemplated to be made to us upon exercise of a Pre-Funded Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of Common Stock determined according to a formula set forth in the Pre-Funded Warrants.

Going Concern and Operating Outlook

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have limited revenue and have experienced recurring operating losses and negative cash flows from operations since our inception and anticipate that we will continue to do so for at least the next several years.

In October 2025, we announced a private placement of our common stock (or pre-funded warrants to purchase common stock in lieu thereof) and accompanying warrants to purchase shares of common stock, for aggregate gross proceeds of approximately $19 million (excluding up to $31 million of additional potential gross proceeds from the cash exercise of the common stock warrants) (the “Private Placement”).

As of the report date, we believe our existing cash and cash equivalents, including the proceeds received from the Private Placement, are sufficient to fund our operating and capital expenditure requirements for at least 12 months from the date of issuance of the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, we may need to raise additional capital to fund our operations. No assurance can be given as to whether additional needed financing will be available on terms acceptable to us, if at all. If sufficient funds on acceptable terms are not available when needed, we may be required to suspend or forego certain planned activities. Failure to manage discretionary spending or raise additional financing, as needed, would adversely impact our ability to achieve our intended business objectives and have an adverse effect on our results of operations and future prospects. Refer to Note 1 - Organization and Description of Business in our condensed consolidated financial statements for additional information on the going concern assessment.

The need for additional capital in the future will depend in part on the scope and costs of our development and clinical activities. To date, we have not generated significant revenue from the sale of commercialized products. Once we conduct a full commercial launch, our ability to generate product revenue will depend on the successful commercialization of our products. Until such time, if ever, we expect to finance our operations through the sale of equity or debt, borrowings under credit facilities, or through potential collaborations, other strategic transactions, or government and other grants. Adequate capital may not be available to us when needed or on acceptable terms. If we are unable to raise capital, we could be forced to delay, reduce, suspend, or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results, and financial condition. See the section of this Report titled “Risk Factors” for additional information.

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

Pursuant to the subscription agreements, the PIPE Investors committed financing valued at $64.5 million (the “2024 PIPE Financing”).

The 2024 PIPE Financing included:

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

•increase physician awareness of our products;

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

Revenue

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

Cost of revenue and operating expenses

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

Warrant liabilities fair value adjustment

We accounted for certain common stock warrants outstanding as warrant liabilities at fair value, determined using the Black-Scholes-Merton option pricing model. The liability is subject to remeasurement at each reporting period and any change in fair value is recognized as warrant liabilities fair value adjustment in the condensed consolidated statements of operations and comprehensive loss (income).

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

Results of Operations

Comparison for the three and nine months ended September 30, 2025 (Successor) to the periods from January 1, 2024 to July 30, 2024 (Predecessor), from July 31, 2024 to September 30, 2024 (Successor), from July 1, 2024 to July 30, 2024 (Predecessor), and from July 31, 2024 to September 30, 2024 (Successor)

The following tables set forth a summary of our results of operations (in thousands). This information should be read together with our condensed consolidated financial statements and related notes.

	For the three months ended September 30,
	2025	2024
	Successor	Successor	Predecessor	Change
		July 31 to September 30	July 1 to July 30
Revenue	$—	$132	$53	$(185)	(100%)
Cost of revenue and operating expenses:
Cost of revenue	31	414	157	(540)	(94.6)
Research and development	2,774	1,217	1,251	306	12.4
Selling, general, and administrative	2,916	2,926	4,851	(4,861)	(62.5)
Total cost of revenue and operating expenses	5,721	4,557	6,259	(5,095)	(47.1)
Loss from operations	(5,721)	(4,425)	(6,206)	4,910	(46.2)
Other income (expense):
Convertible notes fair value adjustment	(3,508)	3,255	(1,907)	(4,856)	(360.2)
Warrant liabilities fair value adjustment	(231)	4,973	177	(5,381)	(104.5)
Interest expense	(749)	(435)	(304)	(10)	1.4
Interest income	79	166	—	(87)	n.m.
Other income, net	12	72	5	(65)	n.m.
Total other income (expense), net	(4,397)	8,031	(2,029)	(10,399)	(173.3)
Net (loss) income	$(10,118)	$3,606	$(8,235)	$(5,489)	118.6
Other comprehensive (loss) income:
Foreign currency translation adjustment	4	(9)	(2)	15	n.m.
Comprehensive (loss) income	$(10,114)	$3,597	$(8,237)	$(5,474)	118%

	For the nine months ended September 30,
	2025	2024
	Successor	Successor	Predecessor	Change
		July 31 to September 30	January 1 to July 30
Revenue	$—	$132	$333	$(465)	(100%)
Cost of revenue and operating expenses:
Cost of revenue	626	414	1,381	(1,169)	(65.1)
Research and development	8,404	1,217	7,585	(398)	(4.5)
Selling, general, and administrative	8,892	2,926	13,047	(7,081)	(44.3)
Total cost of revenue and operating expenses	17,922	4,557	22,013	(8,648)	(32.5)
Loss from operations	(17,922)	(4,425)	(21,680)	8,183	(31.3)
Other income (expense):
Convertible notes fair value adjustment	(1,891)	3,255	2,059	(7,205)	(135.6)
Warrant liabilities fair value adjustment	(334)	4,973	191	(5,498)	(106.5)
Interest expense	(2,131)	(435)	(1,818)	122	(5.4)
Interest income	345	166	3	176	n.m.
Other (expense) income, net	155	72	(33)	116	n.m.
Total other income (expense), net	(3,856)	8,031	402	(12,289)	(145.7)
Net (loss) income	$(21,778)	$3,606	$(21,278)	$(4,106)	23.2
Other comprehensive (loss) income:
Foreign currency translation adjustment	(96)	(9)	3	(90)	n.m.
Comprehensive (loss) income	$(21,874)	$3,597	$(21,275)	$(4,196)	24%

n.m. = not meaningful

Revenue

Revenue was nil for the three months ended September 30, 2025 (Successor), compared to $0.1 million and $53.0 thousand for the periods from July 31, 2024 to September 30, 2024 (Successor) and from July 1, 2024 to July 30, 2024 (Predecessor), respectively, representing a decrease of $0.2 million. The decrease was primarily due to the repurchase of previously sold inventory during the three  months ended September 30, 2025 (Successor), which offset gross sales. This inventory buyback was undertaken in connection with our pause in commercial activity in Europe.

Revenue was nil for the nine months ended September 30, 2025 (Successor), compared to $0.1 million and $0.3 million for the periods from July 31, 2024 to September 30, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), respectively, representing a decrease of $0.5 million. The decrease was primarily due to the repurchase of previously sold inventory during the nine months ended September 30, 2025 (Successor), which offset gross sales. This inventory buyback was undertaken in connection with our pause in commercial activity in Europe.

Cost of revenue and operating expenses

Cost of revenue

Cost of revenue was $31.0 thousand for the three months ended September 30, 2025 (Successor), compared to $0.4 million and $0.2 million for the period from July 31, 2024 to September 30, 2024 (Successor) and from July 1, 2024 to July 30, 2024 (Predecessor), respectively, representing a decrease of $0.5 million, or 94.6%. The decrease was primarily attributable to a pause in commercial activity in Europe during 2025 and the related impact of an inventory buyback conducted in connection with the pause.

Cost of revenue was $0.6 million for the nine months ended September 30, 2025 (Successor), compared to $0.4 million and $1.4 million for the period from July 31, 2024 to September 30, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), respectively, representing a decrease of $1.2 million, or 65.1%. The decrease was primarily attributable to a pause in commercial activity in Europe during 2025 and the related impact of an inventory buyback conducted in connection with the pause.

Research and development expenses

Research and development expenses were $2.8 million for the three months ended September 30, 2025 (Successor), compared to $1.2 million and $1.3 million for the period from July 31, 2024 to September 30, 2024 (Successor) and from July 1, 2024 to July 30, 2024 (Predecessor), respectively, representing an increase of $0.3 million, or 12.4%. The increase was primarily driven by a $0.5 million increase in clinical trial costs, partially offset by a $0.2 million decrease in quality assurance costs.

Research and development expenses were $8.4 million for the nine months ended September 30, 2025 (Successor), compared to $1.2 million and $7.6 million for the period from July 31, 2024 to September 30, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), respectively, representing a decrease of $0.4 million, or 4.5%. This decrease was primarily driven by a $1.4 million decrease in quality assurance, operations, and other research and development costs, partially offset by a $1.0 million increase in clinical trials costs.

The following is a breakdown of our research and development costs by type of expense (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024		2025	2024
	Successor	Successor	Predecessor	Successor	Successor	Predecessor
		July 31 to September 30	July 1 to July 30		July 31 to September 30	January 1 to July 30
Pre-clinical trial costs and other research and development costs	$807	$568	$265	$2,163	$568	$1,732
Clinical trial costs	1,252	379	397	4,013	379	2,619
Quality assurance costs	385	373	201	1,293	373	1,764
Operational costs	330	(103)	388	935	(103)	1,470
Total research and development expenses	$2,774	$1,217	$1,251	$8,404	$1,217	$7,585

Our clinical trial expenses relate to trials for our iCLAS atrial ULTC catheter and system (CYROCURE-2), iCLAS atrial ULTC catheter and system (iCLAS for persistent atrial fibrillation), vCLAS ventricular ULTC catheter (CYROCURE-VT), vCLAS ventricular ULTC catheter (FULCRUM-VT), and PFCA catheter. Clinical trial costs include the expenses spent on clinical trial studies and other related expenses. Quality assurance includes regulatory fees and third-party service fees. Pre-clinical trial costs and other research and development costs include the expenses resulting from professional fees, prototypes, and animal testing. Operational costs include the expenses spent on product manufacturing.

Selling, general and administrative expenses

Selling, general and administrative expenses were $2.9 million for the three months ended September 30, 2025 (Successor) and $2.9 million and $4.9 million for the period from July 31, 2024 to September 30, 2024 (Successor) and from July 1, 2024 to July 30, 2024 (Predecessor), respectively. The decrease in selling, general and administrative expenses of $4.9 million, or 62.5%, was primarily due to a decrease in payroll and personnel expense related to lower headcount during the three months ended September 30, 2025, as compared to the prior periods.

Selling, general and administrative expenses were $8.9 million for the nine months ended September 30, 2025 (Successor) and $2.9 million and $13.0 million for the period from July 31, 2024 to September 30, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), respectively. The decrease in selling, general and administrative expenses of $7.1 million, or 44.3%, was primarily due to a decrease in payroll and personnel expense related to lower headcount during the nine months ended September 30, 2025, as compared to the prior year periods. Additionally, we changed our estimate of the useful life of our consoles from five years to three years and recognized a catch-up in January 2024, which increased depreciation expense in 2024.

Convertible notes fair value adjustment

The change in convertible notes fair value resulted in a loss of $3.5 million and $1.9 million for the three and nine months ended September 30, 2025 (Successor) respectively. The change in convertible notes fair value resulted in a gain of $3.3 million and a loss of $1.9 million for the period from July 31, 2024 to September 30, 2024 (Successor) and from July 1, 2024 to July 30, 2024 (Predecessor), respectively. The change in convertible notes fair value resulted in a gain of $3.3 million and $2.1 million for the period from July 31, 2024 to September 30, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), respectively.

Warrant liabilities fair value adjustment

The change in fair value of warrant liabilities resulted in a loss of $0.2 million for the three months ended September 30, 2025, compared to a gain of $5.0 million and $0.2 million for the periods from July 31, 2024 to September 30, 2024 (Successor) and from July 1, 2024 to July 30, 2024 (Predecessor), respectively.

The change in fair value of warrant liabilities resulted in a loss of $0.3 million for the nine months ended September 30, 2025, compared to a gain of $5.0 million and $0.2 million for the periods from July 31, 2024 to September 30, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), respectively.

Interest expense

Interest expense was $0.7 million for the three months ended September 30, 2025 (Successor) and $0.4 million and $0.3 million for the period from July 31, 2024 to September 30, 2024 (Successor) and from July 1, 2024 to July 30, 2024 (Predecessor), respectively. The increase of $10 thousand, or 1.4%, was related to interest incurred from the convertible promissory notes issued in April 2023, November 2023, February 2024, May 2024, June 2024, July 2024 Notes, and the Convertible Securities Notes.

Interest expense was $2.1 million for the nine months ended September 30, 2025 (Successor) and $0.4 million and $1.8 million for the period from July 31, 2024 to September 30, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), respectively. The decrease of $0.1 million, or 5.4%, was related to interest incurred from the convertible promissory notes issued in April 2023, November 2023, February 2024, May 2024, June 2024, July 2024 Notes, and the Convertible Securities Notes.

Interest income

Interest income was $79.0 thousand for the three months ended September 30, 2025 (Successor) and $0.2 million and nil for the period from July 31, 2024 to September 30, 2024 (Successor) and from July 1, 2024 to July 30, 2024 (Predecessor), respectively. The decrease in interest income of $87.0 thousand was primarily due to the decrease of cash balances in an asset management account.

Interest income was $0.3 million for the nine months ended September 30, 2025 (Successor) and $0.2 million and $3.0 thousand for the period from July 31, 2024 to September 30, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), respectively. The increase in interest income of $0.2 million was primarily due to the increase of cash balances in an asset management account.

Other income (expense), net

Other income, net was $12.0 thousand for the three months ended September 30, 2025 (Successor) and other income was $72.0 thousand and $5.0 thousand for the period from July 31, 2024 to September 30, 2024 (Successor) and from July 1, 2024 to July 30, 2024 (Predecessor), respectively. This net decrease in other income of $0.1 million was primarily attributable to foreign currency unrealized and realized loss.

Other income, net was $0.2 million for the nine months ended September 30, 2025 (Successor) and other income was $72.0 thousand and other expense was $33.0 thousand for the period from July 31, 2024 to September 30, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), respectively. This net increase in other income of $0.1 million was primarily attributable to foreign currency unrealized and realized gain.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities, convertible promissory notes and the SVB Term Loan (as defined below). In connection with the closing of the Business Combination on July 31, 2024, we received net proceeds of $84.2 million. Since inception we have incurred operating losses and negative cash flows and anticipate continuing to do so for at least the next several years.

As of September 30, 2025, and December 31, 2024, the Company had cash and cash equivalents of $4.7 million and $20.6 million, respectively. For the nine months ended September 30, 2025 (Successor), net losses were ($21.8) million. For the period from July 31, 2024 to September 30, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), net income (losses) were $3.6 million and $(21.3) million, respectively. For the nine months ended September 30, 2025 (Successor) and the period from July 31, 2024 to September 30, 2024 (Successor) and the period from January 1, 2024 to July 30, 2024 (Predecessor), net cash used in operating activities was $14.9 million, $6.4 million, and $16.0 million, respectively.

On October 20, 2025, we announced the closing of the Private Placement which resulted in up front, aggregate gross proceeds of approximately $19 million. After deducting estimated offering expenses, the net proceeds from the Private Placement are expected to provide us with additional liquidity to fund planned operations and working capital needs. For more information see “—Recent Developments” above.

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

We believe that our existing cash and cash equivalents, including the anticipated net proceeds from the Private Placement, will enable us to fund our ongoing development and submission activities to support FDA evaluation of our first and next generation ULTC products. We will require additional capital to fund continued clinical activities for our next generation product, to fund our manufacturing activities, to fund precommercial activities of our programs and for working capital and general corporate purposes. The assessment of our ability to meet our future obligations is inherently judgmental, subjective and susceptible to change. Based on our current forecast, we believe that we will have sufficient cash to maintain our planned operations for the next twelve months following the issuance of these condensed consolidated financial statements.

Because of the numerous risks and uncertainties associated with research, development and commercialization of medical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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

Our primary uses of capital are, and we expect will continue to be, investment in clinical research and development, and related supplies, marketing and physician education, legal and other regulatory expenses, commercial activities, general administrative costs and working capital.

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

In November 2023 and February 2024, the October 2022 Convertible Notes were further amended to also subordinate the November 2023 Convertible Notes and the 2024 Bridge Financing Note. Upon the consummation of the Business Combination, all principal and accrued interest in respect of the October 2022 Convertible Notes were converted into shares of Legacy Adagio common stock when multiplied by the exchange ratio applicable to the Legacy Adagio common stock in the Business Combination, which entitled the holder of this note to receive a number of shares of the same class of common stock that were issued in the 2024 PIPE Financing equal to the then outstanding principal amount and any accrued and unpaid interest under this note, divided by 75% of the effective price of each share of common stock sold in the 2024 PIPE Financing. Further, on the Closing Date, Legacy Adagio common stocks were converted to the Company’s common stock based on the exchange ratio set forth in the Business Combination Agreement.

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

Upon the consummation of the Business Combination, the April 2023 Convertible Notes automatically converted into shares of Company common stock that were issued in the 2024 PIPE Financing in an amount equal to the principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the 2024 PIPE Financing.

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

Upon the consummation of the Business Combination, the November 2023 Convertible Notes automatically converted into shares of Company common stock that were issued in the 2024 PIPE Financing in an amount equal to the principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the 2024 PIPE Financing.

In December 2023, the November 2023 Notes were amended to permit the issuance of a Delayed Draw Commitment in the original amount of $6.0 million. On December 13, 2023, and December 28, 2023, Legacy Adagio drew the principal amount of $1.0 million and $2.0 million, respectively. As of July 30, 2024, $8.0 million of the convertible promissory note had been drawn. The combined $6.0 million convertible promissory notes were issued pursuant to the clause and terms in the November 2023 Notes agreement (refer to Note 9 - Debt in our condensed consolidated financial statements for additional details).

May 2024 Convertible Notes

On May 21, 2024, Legacy Adagio issued a $3.0 million convertible promissory note (“May 2024 Notes”) to Perceptive PIPE Investor that matured upon the termination of the Business Combination Agreement in accordance with its terms. It accrued simple interest at eight percent (8.0%) per annum.

Upon the consummation of the Business Combination, the May 2024 Convertible Notes automatically converted into shares of Company common stock that were issued in the 2024 PIPE Financing in an amount equal to the principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the 2024 PIPE Financing.

June 2024 Notes

On June 25, 2024, Legacy Adagio issued a $2.5 million convertible promissory note (“June 2024 Notes”) to Perceptive PIPE Investor that matured upon the termination of the Business Combination Agreement in accordance with its terms. It accrued simple interest at eight percent (8.0%) per annum.

Upon the consummation of the Business Combination, the June 2024 Convertible Notes automatically converted into shares of Company common stock that were issued in the 2024 PIPE Financing in an amount equal to the principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the 2024 PIPE Financing.

July 2024 Notes

On July 23, 2024, Legacy Adagio issued a $1.0 million convertible promissory note (“July 2024 Notes”) to Perceptive PIPE Investor that matured upon the termination of the Business Combination Agreement in accordance with its terms. It accrued simple interest at eight percent (8.0%) per annum.

Upon the consummation of the Business Combination, the July 2024 Convertible Notes automatically converted into shares of Company common stock that were issued in the 2024 PIPE Financing in an amount equal to the principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the 2024 PIPE Financing.

Pursuant to the Business Combination Agreement, the outstanding $29.5 million principal along with the accrued but unpaid interest of the Bridge Financing Notes, was converted in exchange for 4,372,607 shares of the Company’s common stock and 3,540,000 Base Warrants as part of the 2024 PIPE Financing.

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

Cash Flows

The following table shows a summary of our cash flows for each of the periods shown below (in thousands):

	Nine Months Ended September 30,
	2025	2024
	Successor	Successor	Predecessor
		July 31 to September 30	January 1 to September 30
Net cash used in operating activities	$(14,876)	$(6,358)	$(15,990)
Net cash used in investing activities	(865)	(578)	(368)
Net cash provided by financing activities	—	—	15,633
Effect of foreign currency translation on cash	(172)	42	24
Net change in cash and cash equivalents	$(15,913)	$(6,894)	$(701)

Comparison of the Nine Months Ended September 30, 2025 (Successor) to the Periods from January 1, 2024 to July 30, 2024 (Predecessor) and from July 31, 2024 to September 30, 2024 (Successor)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 (Successor) was $14.9 million, consisting primarily of a net loss of $21.8 million, adjusted by non-cash items of $4.0 million and net changes in operating assets and liabilities of $2.9 million. Non-cash items primarily consisted of $0.7 million in depreciation, $0.6 million in stock-based compensation, a loss on disposal of property and equipment of $0.5 million, a change in fair value of convertible notes payable of $1.9 million, and a change in fair value of warrant liabilities of $0.3 million. Changes in operating assets and liabilities were primarily driven by a $4.8 million increase in accrued liabilities, a $2.1 million increase in other accrued liabilities, a $1.1 million decrease in inventory, and a $0.3 million decrease in prepaid expenses and other current assets, partially offset by a $3.6 million decrease in other long-term liabilities and a $1.8 million decrease in accounts payable.

Net cash used in operating activities for the period from July 31, 2024 to September 30, 2024 (Successor) was $6.4 million, consisting primarily of net income of $3.6 million, adjusted by non-cash items of $7.9 million, and net changes in our operating assets and liabilities of $2.1 million. Non-cash items primarily consisted of $0.3 million in depreciation and amortization; offset by a gain of $3.3 million from the change in fair value of convertible notes payable and a gain of $5.0 million from the change in fair value of warrant liabilities. Changes in our net operating assets and liabilities were primarily due to a $0.3 million increase in other accrued liabilities which was primarily driven by interest payable on the convertible note; offset by $1.3 million increase in prepaid expenses and other current assets, $0.4 million decrease in accounts payable, and a $0.7 million decrease in accrued liabilities.

Net cash used in operating activities for the period from January 1, 2024 to July 30, 2024 (Predecessor) was $16.0 million consisting primarily of a net loss of $21.3 million, adjusted by non-cash items of $0.8 million, and net changes in our operating assets and liabilities of $6.1 million. Non-cash items primarily consisted of $0.6 million in depreciation and amortization, $0.6 million in stock-based compensation, noncash operating lease expense of $0.1 million, and loss on disposal of property and equipment of $0.1 million; offset by a gain of $2.1 million from the change in fair value of convertible notes payable, and a gain of $0.2 million from the change in fair value of warrant liabilities. Changes in our net operating assets and liabilities were primarily due to a $7.4 million increase in accrued transaction costs, the increase in accrued liabilities of $0.5 million and a $1.7 million increase in other accrued liabilities, which were primarily driven by the increase in transaction costs related to the Business Combination, the increase in accrued variable compensation related to the Business Combination, and the increase in interest related the convertible notes; offset by a $2.6 million decrease in accounts payable, $0.8 million  increase in inventory, which were primarily driven by the payment of accounts payable related to the Business combination and an increase in inventory purchases.

Cash Flow Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 (Successor) was $0.9 million. Net cash used in investing activities for the periods from July 31, 2024 to September 30, 2024 (Successor) and January 1, 2024 to July 30, 2024 (Predecessor) was $0.6 million and $0.4 million, respectively. The increase was primarily due to higher purchases of property and equipment during the period.

Cash Flow Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 (Successor) was nil.

Net cash provided by financing activities for the period from January 1, 2024 to July 30, 2024 (Predecessor) was $15.6 million, primarily due to proceeds of $16.5 million from the issuance of the $7.0 million 2024 Bridge Financing Note, the $3.0 million May 2024 Convertible Notes, the $2.5 million June 2024 Convertible Notes, the $1.0 million July 2024 Convertible Notes, and the $3.0 million draw under the November 2023 Convertible Notes, partially offset by a $0.9 million repayment of the SVB Term Loan.

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

During the three months ended September 30, 2025, there have been no material changes to our critical accounting policies from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2024 Annual Report, except as noted below.

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

Unlike many industries, our ability to pass increased costs to customers may be limited by the structure of medical device pricing and reimbursement systems. In many cases, pricing of medical devices are established through annual or multi-year contracts with commercial, third-party payors, customers, and group purchasing organizations, and reimbursement methodologies established by government programs, such as Medicare. These arrangements typically include fixed pricing terms. As a result, and depending on the timing and scope of our future commercialization and the implementation of any future tariffs, cost increases due to tariffs may be difficult or impossible to pass through to customers until the next negotiation cycle.

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

Risks Related to our Products

Changes in the regulatory landscape, policies, or processes, as well as disruptions at the FDA and other government agencies caused by layoffs, changes in personnel, funding shortages or global health concerns could negatively impact our business.

The ability of the FDA to review proposed clinical trials or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, including executive and congressional priorities, the impacts of which are inherently fluid and unpredictable. Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, including in October 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If the current government shutdown continues or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

The ability of the FDA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Delays in filling or replacing key positions could significantly impact the ability of the FDA and other agencies to fulfill their functions and could greatly impact healthcare and the pharmaceutical industry. In addition, the current administration has implemented substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business. There is increased uncertainty as to how the FDA and other regulatory agencies will regulate our products.

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

Risks Related to Regulatory and Legal Compliance Matters

Our business could be negatively impacted by changes in the United States political environment.

Any changes in the political and regulatory landscape, policies, or processes, could significantly affect our business. Specific legislative and regulatory proposals discussed during election campaigns and more recently that might materially impact our business include, but are not limited to, promoting access to healthcare via market competition and pricing transparency, enhancing flexibility and choice in healthcare at the state and individual level, prioritizing domestic production and increasing tariffs on imports (which may complicate and increase costs associated with our supply chain), and rolling back regulatory initiatives adopted under the previous administration. We cannot predict whether industry initiatives to seek tariff carve-outs for devices or other life sciences goods and products will be successful. In addition, the current administration has implemented substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business. There is increased uncertainty as to how the FDA and other regulatory agencies will regulate our products. For example, the Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether medical devices, including their components and accessories, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. In addition, the current administration also has issued, and is expected to continue relying upon, Executive Orders to address a wide range of policy areas, some of which may impact our business. Such political developments may require us to allocate significant time, resources, and expense to modifying our policies and procedures, processes, systems, and practices to ensure compliance or adapt to the new regulatory climate, particularly to the extent such actions are subject to protracted and uncertain legal challenges. To the extent changes in the political environment have a negative impact on us or on our markets, our business, results of operation, and financial condition could be materially and adversely affected in the future.

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

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
10.1*	Amended and Restated Offer Letter, dated September 3, 2025, between Adagio Medical Holdings, Inc. and Deborah Kaster
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAGIO MEDICAL HOLDINGS, INC.

Date: November 12, 2025		/s/ Todd Usen
	Name:	Todd Usen
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2025		/s/ Deborah Kaster
	Name:	Deborah Kaster
	Title:	Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)