Form 10-K
period 2025-12-31
Adagio Medical Holdings, Inc.
filed 2026-03-27
CIK 2006986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2025, the aggregate market value of the common stock of the registrant held by non-affiliates was: $7.0 million.

As of March 23, 2026, there were 22,210,459 shares of common stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed in connection with the registrant’s 2026 annual general meeting of shareholders (“2026 Proxy Statement”) are incorporated by reference into Part III of this Form 10 K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ADAGIO MEDICAL HOLDINGS, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2025

Statement Regarding Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

●	the timing, progress and results of our clinical trials of our product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
●	our ability to continue to develop innovative, proprietary products that address significant clinical needs in a manner that is safe and effective for patients and easy-to-use for physicians;
●	our ability to obtain and maintain regulatory clearances or approvals;
●	our ability to demonstrate safety and effectiveness in our sponsored and third-party clinical trials;
●	our ability to increase physician awareness;
●	our ability to obtain and maintain coverage and adequate reimbursement for procedures using our products;
●	our ability to attract and retain skilled research, development, sales and clinical personnel;
●	our ability to cost-effectively manufacture, market and sell our products;
●	our estimates of our market opportunity;
●	our expectations regarding the scope of protection from intellectual property rights covering our products;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	timing of and results from our clinical trials and other studies;
●	marketing clearances and authorization from the FDA and regulators in other jurisdictions;
●	timing of regulatory filings and feedback;
●	competition in the markets we serve;
●	our expectations of the reliability and performance of our products;
●	our expectations of the benefits of our products to patients, providers, and payors;
●	the impact of proposed tariffs on our business, including the impact on gross margins related to our international product sales and the impact of resulting economic uncertainty on demand for our products;
●	our reliance on a limited number of suppliers, including sole source suppliers, which may impact the availability of instruments and materials;
●	our ability to sustain or increase demand for our products;
●	our estimates regarding our costs and risks associated with our international operations and expansion;
●	the effects of our corporate prioritization initiative and our expectations regarding our ability to retain and recruit key personnel;
●	our ability to attract and retain employees, including those with specialized skills and experience;
●	our expectations regarding strategic operations;
●	our ability to access capital markets;
●	our ability to fund our working capital requirements;
●	our compliance with, and the cost of, federal, state, and foreign regulatory requirements;
●	anticipated trends and challenges in our business and the markets in which we operate; and
●	our ability to continue as a going concern.

You should not rely on forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the header “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained herein. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made, and we undertake no obligation to update them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law.

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

Risks Related to Our Business

●	We have incurred net losses and our financial conditions raise substantial doubt about our ability to continue as a going concern.
●	We have a limited operating history and no history of commercializing products, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.
●	We may need to raise additional capital to fund our development and commercialization plans.
●	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses or the value of our assets.
●	Our growth and revenue prospects depend on our ability to accelerate the commercialization of our products.
●	Our operating results may fluctuate significantly, which makes our future operating results difficult to predict.
●	There is no assurance that we will be able to execute on our business model.
●	The size of the markets for our products may be smaller than estimated, limiting our ability to successfully sell products.
●	Significant disruption in our information technology systems or security incidents could adversely affect us.
●	We may be unable to manage our anticipated growth effectively.
●	Acquisitions or strategic partnerships could increase our capital requirements and otherwise disrupt our operations.
●	If we are unable to recruit and retain key executives and scientists, we may be unable to achieve our goals.
●	Consolidation in the medical device industry could have an adverse effect on our revenue and results of operations.
●	Unfavorable U.S. or global economic conditions could adversely affect us.
●	Incorrect estimates or judgments relating to our critical accounting policies could cause a decline in our stock.
●	Unavailable or inoperable facilities could adversely affect our business plans.

Risks Related to Our Products

●	If our clinical trials are unsuccessful, significantly delayed or incomplete, our business may be harmed.
●	Planned trials may not establish an adequate safety or efficacy profile for our products, which would affect market acceptance of our products.
●	Failure to establish relationships with partners may affect the commercialization of our products.
●	Failure to establish an effective network for commercialization may adversely affect our business.
●	Failure to appropriately train physicians and select patients may negatively affect our products.
●	If we fail to improve our products or introduce new products, our prospects could be harmed.
●	Failure to establish manufacturing capacity could delay commercialization of our products.
●	Difficulties with third-party suppliers and manufacturers could harm our business.
●	Our products could have unknown defects or errors, which may give rise to claims against us.

Risks Related to Our Intellectual Property

●	Failure to obtain and maintain sufficient intellectual property (“IP”) protection could adversely affect us.
●	Changes in U.S. law relating to intellectual property may adversely impact our business.
●	We may not be able to protect our IP rights throughout the world, which could harm our business prospects.
●	Expensive, time-consuming IP lawsuits may prevent or delay our efforts.
●	Issued patents covering our products could be found invalid or unenforceable if challenged and could materially impact our business.
●	Failure to protect our trade secrets could materially, adversely affect the value of our technology.
●	We may be subject to claims challenging the inventorship or ownership of our patents and other IP.
●	We may not be able to protect and enforce our trademarks and trade names or build name recognition.

Risks Related to Regulatory and Legal Compliance Matters

●	There are no assurances that we will obtain the necessary approvals from the U.S. Food and Drug Administration (“FDA”).
●	We may be subject to enforcement action if we engage in improper or off-label marketing or promotion.
●	Our business could be negatively impacted by changes in the United States political environment.
●	Adverse findings in post-marketing vigilance or regulatory audits could materially and adversely us.
●	We may be subject to enforcement action if we engage in improper marketing of our products.
●	Our actual or perceived failure to comply with regulations could harm our business.

Risks Related to Litigation and Regulation

●	Failure to comply with laws and regulations could result in litigation and substantially harm our business.
●	We are subject to risks relating to disputes and other legal proceedings, product liability lawsuits, that may be time consuming and costly.
●	Failure to comply with applicable international trade and sanctions regulations may harm our business.

Risks Related to Financing Transactions

●	There are risks associated with our convertible notes that could adversely affect our financial condition.
●	We are subject to risks relating to increased interest rates and adverse developments in the credit markets.

Risks Related to Tax

●	Our ability to use NOL carryforwards and other tax attributes may be limited.
●	The 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our stock.
●	Any changes in tax law, or in the application thereof, may adversely impact our results of operations.

Risks Related to Ownership of Our Securities

●	The Perceptive PIPE Investor (defined herein) may have control over key decision making as a result of its voting power.
●	We may use our financial resources in ways with which you do not agree or yield a favorable return.
●	Our status as an “emerging growth company” and “smaller reporting company” could make our stock less attractive.
●	Our stock price may be volatile and may decline regardless of our operating performance.
●	We may be unable to maintain the listing of our securities on Nasdaq in the future.
●	An active trading market for our common stock may not be sustained.
●	Future sales of shares by existing stockholders could cause our stock price to decline.
●	Issuance of additional shares of common stock or other equity securities would dilute your ownership.
●	Inaccurate or unfavorable research publication about us could decline our common stock.
●	Delaware law and provisions in our Charter and Bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our common stock.
●	The Court of Chancery of the State of Delaware serving as the exclusive forum for disputes could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

PART I

Item 1. Business

Overview

We are a medical device company focused on developing and commercializing products for the treatment of cardiac arrhythmias with our novel, proprietary, catheter-based Ultra-Low Temperature Ablation (“ULTA”) technology, formerly known as Ultra-Low Temperature Cryoablation (“ULTC”) technology. Our initial focus is on the treatment of ventricular tachycardia (“VT”). VT is a rapid, abnormal heart rhythm, or arrhythmia, that originates in the heart’s lower chambers, or ventricles, potentially leading to impaired blood flow and, if sustained, VT can be fatal. In the United States, VT-associated sudden cardiac death (“SCD”) accounts for approximately 300,000 deaths each year. Radio Frequency (“RF”) ablation catheters currently used to treat VT were primarily designed and approved for the treatment of atrial fibrillation (“AF”) and are therefore not designed to optimally treat the specifics of the ventricular anatomy and disease. As a result, VT procedures performed with current devices can be overly complex, with sub-optimal outcomes, a factor that has potentially led to limited growth in the market for VT ablations.

Our clinically tested, proprietary ULTA products are purpose-built to treat patients with VT and are designed to address the unique anatomy of the ventricle and the specific needs of the VT patient. Our ULTA approach is built on the hypothesis that large and durable lesions extending through the depth of both diseased and healthy muscular tissue of the ventricle of the heart (ventricular myocardium) is a foundation for improving the effectiveness of VT ablations and patient outcomes. Our differentiated catheters and consoles are designed to create titratable, large, durable, deep lesions within the ventricle through a stable, endocardial – or inside the heart - approach with no required irrigation. In October 2025, we announced completion of enrollment in our FULCRUM-VT Pivotal FDA Investigational Device Exemption (“IDE”) study evaluating the vCLASTM Cryoablation System for ablation of monomorphic ventricular tachycardia (MMVT) in patients with both ischemic and non-ischemic cardiomyopathy. The vCLAS System, which was granted Breakthrough Device Designation by the FDA in April 2025, is built on our proprietary ULTA technology platform and is typically utilized with a double freeze cycle (freeze-thaw-freeze) protocol.

We believe that our purpose-built solution has the potential to drive market growth in ablative treatment of the large, underserved VT patient population.

We have established a robust cadence of clinical data designed to evaluate our technology and gain regulatory approvals of our product portfolio. Preliminary data suggest that our approach to treating VT offers a favorable combination of safety, acute and chronic effectiveness, compared to the current standard of care, including ablations performed using RF and pulsed field ablation (“PFA”) energy. Our first-in-human CRYOCURE-VT trial included 64 patients in nine centers in the European Union and Canada. The outcomes of this trial, which were used to support Conformité Européenne (“CE Mark”) approval, include a 0% rate of major adverse events, 94% acute procedural success, 60% freedom from sustained VT and 81% freedom from implantable cardioverter defibrillator (“ICD”) shock at six months. Our vCLASTM. Cryoablation System for VT has obtained European CE Mark approval. In the United States, our 209-patient FULCRUM-VT IDE pivotal clinical trial completed enrollment in October 2025 across 19 centers in the United States and Canada. The study includes patients with both ischemic and non-ischemic (NICM) cardiomyopathies (LVEF=35+/-10%, 33% NICM, 75% with congestive heart failure). In our preliminary acute safety and efficacy results, acute clinical success, defined as non-inducibility of target ventricular arrhythmias, was 97.4%, with all clinically-relevant VTs eliminated in 96.7% of patients tested by post-ablation programmed electrical stimulation. Key safety findings included a 2.4% rate of major adverse events including four (1.9%) peri-procedural deaths, of which one (0.5%) was adjudicated by an independent Clinical Events Committee as definitely related to the investigational device. We plan to share the six-month results of the FULCRUM-VT trial in April 2026 at the Heart Rhythm Society 2026 Conference and to submit the results of this trial to support our application for FDA approval of our vCLASTM Cryoablation System in the first half of 2026.

We are also currently developing a next-generation ULTA technology for VT. This catheter, which requires only a single freeze, is being designed to improve customer usability and integration with the existing ablation laboratory workflow. The next-generation catheter features a more flexible, smaller diameter shaft that is compatible with the industry-standard size 8.5 French sheaths, and is designed to operate at lower ablation temperatures resulting in the shorter, single-freeze ablation protocol. We have completed the design phase with this device.

We have also developed a technology that utilizes ULTA in combination with PFA, which we call Pulsed Field Cryoablation (“PFCA”). Early demonstrations of PFCA technology has been performed in the European PARALELL trial in patients with persistent atrial fibrillation and in preclinical studies targeting VT ablations.

Market Opportunity

The total value of the global market for electrophysiology (“EP”) devices in 2025 was approximately $14 billion, which includes significant recent acceleration in growth of approximately 25% in each 2024 and 2025, driven primarily by increased procedure volumes and the associated higher average selling prices from the introduction and widespread adoption of pulsed field ablation (“PFA”) for AF ablation. This acceleration illustrates the EP market responsiveness to meaningful technological improvements. According to industry sources, longer-term, the market is projected to grow at a compound annual growth rate of approximately 13%, reaching over $33 billion by 2033. We believe that these market trends bode well for future growth in the ablation market for VT, which currently represents a smaller, highly underpenetrated part of the total EP market, partially due to the historic lack of the investment and development of ablation technologies designed for the specific requirements and circumstances of the ventricular anatomy.

Ventricular Tachycardia

VT is a potentially fatal disruption of normal electrical activation of the heart originating in the lower chambers of the heart (ventricles), that is characterized by a heart rate exceeding 100 beats per minute. The symptoms of VT range from lightheadedness to a temporary loss of consciousness caused by a sudden decrease in blood flow to the brain, known as syncope, to progression into ventricular fibrillation and possibly SCD. VT-associated SCD accounts for approximately 300,000 deaths each year in the U.S. alone. VT is prevalent in patients with structural heart disease of both ischemic (related to coronary artery disease) and non-ischemic causes due to electrically disruptive scarring within the muscle of the heart, which blocks or delays normal propagation of the electric signal in the heart. The other relevant group of VT patients are those with “idiopathic” VT, or VT from unknown origin, which is not associated with underlying structural heart disease. This group includes patients with premature ventricular contractions (“PVC”), which are extra heartbeats that begin in one of the heart’s two ventricles. While occasional PVCs in people without underlying heart disease usually are not cause for concern, frequent PVCs can become highly symptomatic and lead to the development of cardiomyopathy, or disease affecting the heart muscle that makes it difficult for the heart to pump blood effectively.

The first-line treatments for structural-related VT are anti-arrhythmic drugs, which are often toxic and poorly tolerated, either alone or in combination with an ICD, which is implanted in the patient to sense and restore normal heart rhythm through the administration of electrical shocks. While ICD implants do address the risk of SCD, the patients remain vulnerable to recurrent symptomatic episodes of VT. These symptomatic VT episodes could prompt harmful ICD shocks, resulting in reduced quality of life, hospitalizations and/or cardiac decompensation, where the heart function becomes unstable.

Catheter ablation treats VT by addressing the underlying cause of the disease. In these procedures, electrodes at the tip of the catheter use energy to create what are known as myocardial lesions to destroy – or ablate – the electrical pathway in the muscular tissue of the heart that is causing the VT. It is estimated that the total addressable global market for VT ablation is $5.8 billion, which is comprised of approximately 1.6 million patients with VT who are eligible for ablation each year. Within the U.S., the total addressable market for VT is estimated to be $1.6 billion, comprised of 200,000 patients. It is further estimated that there are approximately 100,000 ablations for VT worldwide each year, or approximately 6% of the total addressable VT ablation market. VT ablation procedures have been growing by approximately 7% annually, driven in part by the advances in electroanatomic mapping technologies and operator training as well as by the aging population and the increased incidence of underlying cardiac disease.

Cardiac ablation to address VT in patients with structural heart disease has been clinically shown to reduce the frequency of symptomatic ventricular arrhythmias, including repeat, uncontrollable arrhythmias known as VT storms, and to reduce ICD shocks. Additionally, the recent VANISH-2 trial demonstrated that VT ablation may be a viable alternative to the escalation of anti-arrhythmic medications; however, current clinical guidelines recommend VT ablation therapy for patients with structural heart disease as second-line therapy. We estimate that approximately 730,000 patients with VT due to structural heart disease are eligible for ablation each year.

Symptomatic idiopathic VT comprises approximately 60% of current VT ablations. While the indications for ablative treatment of these patient groups vary significantly based on arrhythmia sub-type and site of origin, the estimated annual incidence of the condition is approximately 780,000 per year.

Current Challenges

Several factors have limited the growth of ablation procedures for VT. Today, VT ablations are performed using RF catheters, which are almost exclusively designed and initially approved to treat atrial arrhythmias. The majority of atrial ablations are performed using a standardized set of lesions in tissue with thickness of 2 to 5 millimeters. In comparison, VT ablations are performed using a patient-specific and often very extensive set of lesions, which vary - depending on the location of the abnormal electrical circuit and preferred ablation strategy - in the forcefully contracting, highly mobile ventricular myocardium where tissue thickness routinely exceeds 10 millimeters.

The principal issue of RF technology for VT is its limited lesion depth of 5 to 6 millimeters in healthy tissue which is further attenuated, or reduced, by approximately 50% in the presence of the myocardial scar. Furthermore, performing RF ablation requires an operator to maintain consistent mechanical contact between the catheter and the tissue, which can be technically challenging when ablating VT due to ventricular contractions. In addition, in order to cool the ablating electrode and minimize the chance of a life-threatening complication known as “steam-pop”, advanced RF catheters utilize irrigating fluid, which can lead to the development of acute cardiac decompensation, particularly in patients with structural heart disease. Additionally, the insufficient lesion depth with RF can impact the effectiveness of the preferred endocardial (internal surface of the heart) ablation in some patients. RF catheter instability and management of irrigating fluid overload add to the technical challenges of VT ablations.

VT ablations using current technology remain lengthy and technically complex and are associated with a nearly 11.5% rate of serious complications, including death, particularly, but not exclusively, in patients with structural heart disease. This complexity and procedural risk combined with current guidelines for VT ablations as a second-line therapy have limited the growth of the procedural volumes despite significant improvement in the adjunctive technologies such as electroanatomic mapping and emerging evidence on benefits of earlier and prophylactic VT ablations.

Our Solution

Our proprietary ULTA technology was developed to consistently create large, titratable, durable lesions extending through the depth of both diseased and healthy ventricular myocardium, which we believe is a foundation for improving the effectiveness and outcomes of VT ablations. Our unique technology portfolio consists of ULTA alone and in combination with PFA (also known as PFCA).

Our ULTA technology uses nitrogen (N2) gas, which is pressurized to its critical point and cooled to its ambient boiling temperature of -196°C. This is in contrast to currently available cryoballoon and focal point cryocatheter technologies, which are based on the rapid evaporation (Joule-Thompson effect) of the compressed nitrous oxide (N2O) with a boiling temperature of -88.5°C. In ULTA, the “near- critical” nitrogen combines the flow properties of gas with density and thermal capacity of liquid, making it an ideal refrigerant for use in the endovascular environment. The high pressure suppresses evaporation and ensures continuous, vapor lock-free flow through small lumen catheters. Under such conditions, the refrigerant can be brought into close proximity and applied to the tissue targeted for ablation through a proprietary cryoablation catheter at temperatures close to -196°C. In our pre-clinical experiments, the cryogenic power supplied by the technology was sufficient to achieve the temperatures at or below -30°C deep into the tissue, resulting in formation of intracellular ice and instantaneous and permanent death of cardiac tissue. The size and contiguity of such durable lesions could be assured by length, shape, and mechanical properties of the ablation element, while depth can be titrated by the duration of the freeze.

Key benefits of ULTA for VT ablations include:

●	Titratable lesion depth up to and exceeding 10 millimeters provides physicians a new ability to use simple endocardial-only approach to ablate VT circuits in patients with both ischemic and non-ischemic cardiomyopathy, as well as PVCs.
●	Large lateral size of the lesions enabled by the length and design of the ULTA ablation element offer physicians the possibility to utilize a small number of ablations, performing otherwise complex procedures faster, safely, and effectively.
●	Preservation of intracellular matrix with ULTA avoids potentially life-threatening complications known as steam-pop.
●	Stability from cryoadhesion, or the catheter adhesion to the endocardial surface upon freezing, eliminates the need for the physician to manually maintain contact between the catheter and the tissue during energy delivery, which is of critical importance when ablating in certain anatomic locations, and can also minimize physician’s stress and fatigue.
●	Lack of irrigation with ULTA technology is designed to eliminate the possibility of fluid overload for VT patients and thereby eliminates the associated increased risk of acute cardiac decompensation and renal failure in structural heart disease patients already susceptible to cardio-renal syndrome, potentially also shortening post-procedural recovery time.

Clinical Results

The performance of our vCLASTM Cryoablation System for ablation of monomorphic VT in patients with structural heart disease was evaluated in the 64-patient CRYOCURE-VT study at nine sites in Europe and Canada. Monomorphic VTs arise from a single aberrant electrical circuit in the ventricle and are the most prevalent type of VT. The CRYOCURE-VT trial supported CE-mark approval of Adagio’s vCLAS Cryoablation System in the first quarter of 2024. The study demonstrated 94% acute procedural success, 60% freedom from VT recurrence and 81% freedom from implantable cardioverter defibrillator shock at six months. In addition, the study demonstrated significant reduction in burden of ventricular arrhythmias and over 50% reduction in use of antiarrhythmic medication. Further analysis demonstrated that these benefits were sustained through twelve months of follow-up and that freedom from VT-related and heart failure-related hospitalizations remained high through the duration of the follow-up.

On November 4, 2022, we received FDA approval to conduct the IDE Early Feasibility Study (“EFS”) of the vCLAS Cryoablation System, which we refer to as the FULCRUM-VT study, in 20 patients with both ischemic and non-ischemic cardiomyopathy at up to 5 sites. On July 13, 2023, the U.S. Center for Medicare and Medicare Services (“CMS”) provided notification that the vCLAS catheter and associated ablation services were approved for the purposes of Medicare coverage. In April 2024 we received FDA approval to convert the EFS study to a single-cohort Pivotal IDE study of our vCLAS Cryoablation System, expanding the number of sites to 20 and the number of U.S. patients to 206, which includes patients with ischemic and non-ischemic heart disease and patients with arrhythmogenic right ventricular cardiomyopathy. This is the first FDA-approved IDE studying VT ablation technology in patients with both ischemic and non-ischemic cardiomyopathy. Subsequently, on September 23, 2024, confirmed that the CMS approval granted for the EFS would remain in effect for the FULCRUM-VT pivotal study.

In April 2025, we announced that we received Breakthrough Device Designation from the FDA for our vCLASTM Cryoablation System for the treatment of drug-refractory, recurrent, sustained monomorphic VT in patients with ischemic or non-ischemic structural heart disease. On October 1, 2025, we announced the completion of enrollment of the FULCRUM-VT pivotal study. Subsequently on October 10, 2025, we announced preliminary acute safety and efficacy results from FULCRUM-VT. Acute clinical success, defined as non-inducibility of target ventricular arrhythmias, was 97.4%, with all clinically-relevant VTs eliminated in 96.7% of patients tested by post-ablation programmed electrical stimulation. Key safety findings included a 2.4% rate of major adverse events including four (1.9%) peri-procedural deaths, of which one (0.5%) was adjudicated by the independent Clinical Events Committee as definitely related to the investigational device. We plan to share the six-month primary efficacy endpoint results of the FULCRUM-VT trial in April 2026 at the Heart Rhythm 2026 Conference and to submit the results of this trial to support our application for FDA approval of our vCLASTM Cryoablation System in the first half of 2026.

Pulsed Field Cryoablation

Our PFCA technology is intended to combine the proprietary benefits of ULTA and PFA while minimizing their respective limitations. PFCA consists of the short duration ULTA freeze followed by PFA delivered through the same catheter. Our work has shown that ULTA results in a significant increase in the impedance and electric field generated by PFA within the frozen tissue while decreasing electric field and parasitic electric current elsewhere. This latter capability helps eliminate muscle and phrenic nerve capture while minimizing the microbubbles and possibility of vasospasm, thus potentially addressing a key limitation of stand-alone PFA. In effect, ULTA pre-treatment could have the effect to “focus” PFA, further increasing the selectivity of ablation and, since the area of the increased impedance extends deeper in the tissue, PFCA lesions of a desired depth could potentially be achieved.

The principle of PFCA was demonstrated in PARALLEL study of atrial ablations in patients with persistent atrial fibrillation. In a cohort of the patients with cryogenic energy delivery above the threshold, PFCA was 100% effective in isolation of pulmonary veins and the posterior wall of the left atrium, with fewer than 1% of energy applications accompanied by observations of microbubbles or faint muscle contractions. The pre-clinical investigation of ventricular PFCA in the animal model demonstrated lesion depth is equivalent to the ULTA at half the total freeze duration with minimal attenuation by the scar tissue.

Our Current and Future Product Portfolio

vCLASTM First Generation Ablation System

Our VT Cryoablation System is comprised of the vCLAS™ catheter and ULTA cryoablation console. The vCLAS ventricular catheter has been purposefully designed for the treatment of the ventricular arrhythmia. The 9 French bi-directionally deflectable catheter features a 15 millimeter long, non-flexible ablation element with eight electrodes for intracardiac sensing/pacing.

vCLASTM ULTRA Second Generation Ablation System

We are also currently developing a next-generation ULTA technology, the vCLASTM ULTRA, for ventricular ablation, the design of which is faster, smaller and more flexible than its predecessor vCLAS device. This catheter, which requires only a single freeze, is being designed to improve customer usability and integration with the existing ablation laboratory workflow. The next-generation catheter features a more flexible, smaller diameter shaft that is compatible with the industry-standard size 8.5 French sheaths, and is designed to operate at lower ablation temperatures resulting in the shorter, single-freeze ablation protocol. We have completed the design phase with this device.

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

The rapid adoption of PFA technology for ablation of atrial arrhythmias has spurred interest in applying PFA to ventricular ablations. In addition to the need for irrigation to manage the heat from PFA and for the use of nitroglycerin to try to prevent vasospasm, where high-energy fields of PFA have been shown to trigger smooth muscle contraction, reducing blood flow, we believe the use of PFA in VT may require significant adjustment to achieve the lesion depth required for ventricular ablations. Such changes, which could include substantial increases in pulse voltage, could have related risks including harm to otherwise healthy tissue in the heart. To date, the clinical evidence for ventricular PFA is limited to a small number of cases associated with early feasibility studies and a small case series of off-label use of atrial PFA catheters, primarily in ischemic VTs. We are currently not aware of any IDE studies in the U.S. for the use of PFA in VT.

Intellectual Property

Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our technology, inventions, improvements and products that are important to the development and implementation of our business. Our patent portfolio consists of 85 issued patents and 25 patent applications in the United States, Japan, China, Australia, Republic of Korea, Brazil, Israel, United Kingdom, and countries of European Union, covering more than 20 patent families ranging from the disclosures of foundational ULTA technology to the details and components of catheter and accessory designs. More recently issued patents are directed to Tissue Contact Verification, VT- and multi-modality PFCA catheters. We believe that in combination with the trade secrets and other proprietary information related to the manufacturing processes of catheters and consoles, this patent portfolio creates significant entry barrier for competitive ULTA and PFCA entries near term, allowing us to remain a single-source provider of these differentiating technologies in Cardiac EP. However, trade secrets and proprietary information can be difficult to protect. We seek to protect our trade secrets and proprietary information, in part, by confidentiality agreements and proprietary invention assignment agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in the measures we take to protect and preserve our trade secrets and proprietary information, there may be instances in which they may not provide meaningful protection. Such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors or misused by any collaborator to whom we disclose such information. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain or use information that we regard as proprietary. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information.

Our trademark portfolio covers all of the main product families: iCLAS™ for ULTA AF ablation catheter and system, vCLAS™ for ULTA VT catheter, and Cryopulse™ for PFCA catheters. The trademarks have been registered or pending in Canada, United Kingdom, United States and European Union. We maintain our priority filings for trademarks in the United States through periodic extensions to ensure their availability at the time of products’ commercial availability in the United States.

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

Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FDCA, also referred to as a 510(k) clearance, a de novo classification request, or approval from the FDA of a premarket approval (“PMA”) application. Generally, if a new device is considered low- or moderate-risk and has a predicate that is already on the market under a 510(k) clearance, the FDA will allow that new device to be marketed under a 510(k) clearance; otherwise, a de novo or PMA is required. The 510(k) clearance, de novo classification request and PMA processes can be resource intensive, expensive, and lengthy, and require payment of significant user fees, unless a fee waiver is granted.

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

The Investigational Device Process

In the United States, absent certain limited exceptions, human clinical trials intended to support medical device clearance, de novo classification, or approval require compliance with FDA investigational device exemption (“IDE”) regulations in 21 CFR Part 812. Trials that present “non-significant risk” do not require FDA review or approval of an IDE application. These non-significant risk trials are deemed to have an approved IDE once certain requirements are addressed, and institutional review board (IRB) approval is obtained. If a device presents a “significant risk” to human health, as defined by the FDA, the sponsor must submit an IDE application to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that the risks to subjects are outweighed by the anticipated benefits and that the testing protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of subjects at specified study sites. Generally, clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and the trial protocol and informed consent are approved by appropriate IRBs. An IRB is an appropriately constituted group that has been formally designated to review and monitor medical research involving subjects and which has the authority to approve, require modifications in, or disapprove research to protect the rights, safety and welfare of human research subjects. There can be no assurance that submission of an IDE application will result in the ability to commence clinical trials, and although the FDA’s approval of an IDE application allows clinical testing to go forward for a specified number of subjects, it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and effectiveness, even if the trial meets its intended success criteria. All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion and specify an array of recordkeeping, reporting and monitoring responsibilities of trial sponsors and trial investigators. Clinical trials must further comply with the FDA’s good clinical practice regulations for IRB approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The FDA or the IRB may withdraw approval of a clinical trial, or place a trial on clinical hold at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits or a failure to comply with FDA or IRB requirements. Even if a trial is complete, the results of clinical testing may be unfavorable, or, even if the intended safety and effectiveness success criteria are achieved, may not be considered sufficient for the FDA to grant marketing approval or clearance of a product.

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

 We have obtained a manufacturing license from the California Department of Public Health (“CDPH”). The FDA and CDPH have broad post-market and regulatory enforcement powers. We are (or upon FDA clearance or approval, will be) subject to announced and unannounced inspections by the FDA and the Food and Drug Branch of CDPH to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our suppliers. Additionally, our Notified Body, TÜV SÜD (as defined herein), regularly inspects our manufacturing, design and operational facilities to ensure ongoing ISO 13485:2016 compliance in order to maintain our CE Mark.

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

Export of Our Products

Export of products subject to the 510(k) notification requirements, but not yet cleared to market in the United States, is permitted with FDA authorization provided certain requirements are met. Similarly, unapproved or uncleared products subject to the PMA requirements may be exported certain statutory criteria are met and we submit a “Simple Notification” to FDA when it begins to export. Importantly, however, export of such products may be limited to certain countries designated by statutory provisions, and petitions may need to be submitted to FDA to enable export to countries other than those designated in the statutory provisions. The petitioning process can be difficult, and FDA may not authorize unapproved or uncleared products to be exported to countries to which a manufacturer wishes to export. Devices that are adulterated, devices whose label and labeling does not comply with requirements of the country receiving the product, and devices that are not promoted in accordance with the law of the receiving country, among others, cannot be exported.

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

The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, certain discounts, the furnishing of free supplies, equipment or services, credit arrangements, payment of cash, waivers of payments and providing anything of value at less than fair market value. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered businesses, the statute has been violated. In addition, the Patient Protection and Affordable Care Act (the “ACA”), as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the Federal False Claims Act. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection.

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

Federal False Claims Act

The federal False Claims Act (“FCA”) imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the FCA allow a private individual to bring actions on behalf of the federal government alleging that the defendant has violated the FCA and to share in any monetary recovery. In addition, various states have enacted false claims laws analogous to the FCA, and many of these state laws apply where a claim is submitted to any third-party payor and not only a federal healthcare program or other state program.

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

Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual; U.S. companies and officers, directors, and employees; foreign subsidiaries of U.S. entities; and agents or intermediaries operating on behalf of a U.S. company from paying, offering, promising to pay, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign government official, government staff member, political party or candidate for the purpose of improperly influencing any act or decision of a foreign government entity to obtain, retain, or direct business. The FCPA also obligates companies whose securities are listed on a national securities exchange in the United States to comply with accounting provisions which require the maintenance of books, records, and accounts that accurately and fairly reflect all transactions and dispositions of assets of the corporation, including international subsidiaries, if any, and to devise and maintain an adequate system of internal accounting controls.

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

HIPAA and HITECH

Regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), establish privacy and security standards that limit the use and disclosure of individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can require complex factual and statistical analyses and may be subject to changing interpretation. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breaches due to employee error, malfeasance or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost or stolen. Any such access, breach or other loss of information could result in legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, such as the HIPAA, the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and regulatory penalties. Notice of breaches must be made to affected individuals, the Secretary of the Department of Health and Human Services, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete.

U.S. Health Reform

Changes in healthcare policy could increase our costs and subject it to additional regulatory requirements that may interrupt commercialization of our current and future solutions. Changes in healthcare policy could increase our costs, decrease our revenue and impact sales of and reimbursement for our current and future products. For example, the ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the life sciences industry. The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our products. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies and increase healthcare price transparency, among other things. Other recent actions, for example, include directing agencies to reduce agency workforce and cut programs. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the medical device approval process.

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

Facilities, Manufacturing and Supply

Our corporate headquarters and manufacturing, storage and distribution centers for our catheters and consoles are located at Laguna Hills, California. The facility is approximately 12,000 square feet, which includes clean room space and labs. We do not own any real property and believe that our current facilities are sufficient to support our operations and growth plans and that, additional space, if needed, will be available on commercially reasonably terms.

Our manufacturing and distribution operations are subject to regulatory requirements of the European Medical Devices Regulations 2017/745 and amendments (“MDR”), for medical devices marketed in the European Union. When we begin marketing and distributing our products in the United States, we will be subject to the FDA’s Quality Management System Regulation (“QMSR”), set forth in 21 CFR part 820. Our Laguna Hills facility is certified to have established and is maintaining a quality management system pursuant to the requirements of the ISO 13485:2016 standard. In addition, the Laguna Hills facility is licensed by the California Department of Public Health Food and Drug Branch (“CDPH”). We are also subject to applicable local regulations relating to the environment, waste management and health and safety matters, including measures relating to the release, use, storage, treatment, transportation, discharge, disposal, sale, labeling, collection, recycling, treatment and remediation of hazardous substances.

TÜV SÜD Product Service GmbH (München, Germany) (“TÜV SÜD”) monitors our compliance with the MDR and ISO 13485:2016 requirements through annual scheduled audits and unannounced audits of the Laguna Hills facilities.

Our failure, or the failure of our suppliers or third-party manufacturers, to maintain acceptable quality requirements could result in non-compliance of our manufacturing operations, which would harm our business. In the event that one of our suppliers or third-party manufacturers fails to maintain acceptable quality requirements, we may have to qualify a new supplier and could experience a material adverse effect to manufacturing and manufacturing delays as a result.

We procure a broad range of the components and raw materials required for manufacturing of our catheters and consoles, including plastic and precious metals components and raw materials, complex electromechanical assemblies, electronic components and electronic assemblies. The identification and qualification of the suppliers is governed by the relevant provisions of our quality management system. As such, we can be materially adversely affected by disruptions in global supply chain, as well as inability of our suppliers to maintain required quality of the components and raw materials supplied to us, resulting in temporary hold or delay in manufacturing and distribution operations.

We will pursue the opportunities for facility expansion as well as the transfer of the part or whole of the manufacturing operation to qualified third-party suppliers as warranted by business conditions.

Adagio Team

As of December 31, 2025, we had 41 full-time employees, located in the U.S. None of our employees are represented by a labor union or are a party to a collective bargaining agreement. We believe that the success of our business will depend, in part, on our ability to attract and retain qualified personnel. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees are in good standing.

Corporate Information

Adagio Medical Holdings, Inc., formerly known as Aja Holdco, Inc., was incorporated was incorporated as a Delaware corporation on December 19, 2023.

Our principal executive offices are located 26051 Merit Circle, Suite 102, Laguna Hills, California, 92653, and our telephone number is (949) 348-1188.

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

We are a medical device company that has incurred net losses in each quarterly and annual period since inception and that has not yet generated any meaningful revenue. We expect to incur increasing costs as we continue to devote substantially all of our resources towards the development and anticipated further commercialization of our main platform technology, vCLAS. We cannot be certain if we will ever generate meaningful revenue or if or when we will produce sufficient revenue from operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $25.1 million and $75.0 million in 2025 and 2024, respectively. As of December 31, 2025 and December 31, 2024, we had an accumulated deficit of $95.6 and $70.6 million, respectively. We expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenses may make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this report and in our other filings with the SEC. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain regulatory approvals or certificates, diversify our product offerings or continue our operations.

Our independent auditors have included an explanatory paragraph in their audit report regarding our ability to continue as a going concern. This going concern risk may materially limit our ability to raise additional funds through the issuance of new debt or equity or may adversely affect the terms upon which such capital may be available. The inability to obtain sufficient financing on acceptable terms could have a material adverse effect on our financial condition, results of operations, and business prospects.

We are actively pursuing strategies to mitigate these risks, however, there can be no assurance that these efforts will prove successful or that we will achieve our intended financial stability. The failure to successfully address these going concern risks may materially and adversely affect our business, financial condition, and results of operations. Investors should consider the substantial risks and uncertainties inherent in our business before investing in our securities.

We have a limited operating history and no history of commercializing products, which may make it difficult for an investor to evaluate the success of our business to date and to assess our future viability.

We are a clinical-stage medical device company with a limited operating history. We commenced operations in 2011, and our operations to date have been largely focused on organizing and staffing our company, business planning, raising capital and conducting preclinical research and development activities for our product candidates. To date, we have not yet demonstrated our ability to successfully complete clinical trials, obtain regulatory approvals, manufacture a product on a commercial scale, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. We will need to develop commercial capabilities, and we may not be successful in doing so.

We may need to raise additional capital to fund our development and commercialization plans.

If our available cash resources are insufficient to satisfy our liquidity requirements, due to, for example, the realization of other risks described in this Annual Report, we may be required to raise additional capital prior to such time by issuing equity or convertible debt securities, entering into a credit facility or another form of third-party funding or seeking other debt financing.

We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing or acquisition opportunities or for other reasons, including:

●	funding development and marketing efforts of our ablation technology or any other future products;
●	increasing our sales and marketing and other commercialization efforts to drive market adoption of our ablation technology;
●	expanding our technologies into additional markets;
●	preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	acquiring, licensing or defending against third party intellectual property rights;
●	acquiring or investing in complementary technologies, businesses or assets; and
●	financing capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

●	delays in execution of our development plans;
●	the scope and timing of our investment in our sales, marketing, and distribution capabilities;
●	changes we may make to our business that affect ongoing operating expenses;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	changes we may make in our business or commercialization strategy;
●	changes we may make in our research and development spending plans;
●	our need to implement additional infrastructure and internal systems; and
●	other items affecting our forecasted level of expenditures and use of cash resources, including potential acquisitions.

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

If we are unable to obtain adequate financing or financing on terms satisfactory to us, should we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and could have a material adverse effect on our business, financial condition, results of operations and prospects.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, government or private party grants, debt financings and license and collaboration agreements. We do not currently have any other committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams or product candidates, grant licenses on terms that may not be favorable to us or commit to future payment streams. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses or the value of our assets.

As there are changes in our business environment, we have adjusted, and may further, adjust our business strategies to meet these changes and we may otherwise decide to further restructure our operations or particular businesses or assets. Our new organization and strategies may not produce the anticipated benefits, such as supporting our growth strategies and enhancing shareholder value, and could be less successful than our previous organizational structure and strategies. In addition, external events, including changes in technology, changes in acceptance of our products and changes in macroeconomic conditions, may impair the value of our assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write-down the value of assets. For example, current economic conditions, including relatively high interest rates, inflation and potential economic slowdowns, as well as our business decisions, may reduce the value of some of our assets. We also make investments in existing or new businesses, including re-investing in the expansion of our sales and build-out of our efforts in Europe. In any of these events, our costs may increase or returns on new investments may be lower than prior to the change in strategy or restructuring.

Our growth and revenue prospects partially depend on our ability to accelerate the commercialization of our products and to capitalize on market opportunities.

Our future success is largely dependent on our ability to successfully develop and commercialize our pipeline products, which are based on innovative yet complex technologies and, at any time, can be in various stages of development. We are investing substantially all of our management efforts and financial resources in the development and commercialization of such products. For planning purposes, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development and commercialization goals, which we sometimes refer to as milestones. These milestones include the commencement or completion of scientific studies and clinical studies and the submission of regulatory applications. We base these milestones on a variety of assumptions, which are subject to numerous risks and uncertainties. There is a risk we will not achieve these milestones on a timely basis or at all. Even if we achieve these milestones, the actual timing of the achievement of these milestones can vary dramatically compared to our estimates, often for reasons beyond our control. Our ability to achieve milestones and generate future revenue from our current and/or future products depends on a number of additional factors, including:

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

Physicians play a significant role in determining the type of treatment that will be utilized and provided to a patient. We focus our sales, marketing and education efforts primarily on cardiac electrophysiologists, and aim to educate referring physicians regarding the patient population that would benefit from our products. However, we cannot assure you that we will achieve broad market acceptance among these practitioners.

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

Our estimates of the total addressable markets for our current products and products under development are based on a number of internal and third-party estimates, including, without limitation, the number of patients with cardiac arrhythmias and the assumed prices at which we can sell our products in markets that have not been established or that we have not yet entered. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these estimates. As a result, our estimates of the total addressable market for our current or future products may prove to be incorrect. If the actual number of patients who would benefit from our products, the price at which we can sell products or the total addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.

If we or the third parties with whom we work experience disruption in our information technology systems, data, or security incidents, our business could be adversely affected, including our ability to operate, the loss of confidential and proprietary information, increased remediation costs, and reputational damage.

We rely, or will rely, on information technology systems to keep financial records, facilitate our research and development initiatives, manage our manufacturing operations, maintain quality control, fulfill customer orders, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems and those of the third parties with whom we work, including our vendors and partners, are potentially vulnerable to disruption due to breakdown, malicious intrusion and computer viruses or other disruptive events, including, but not limited to, natural disasters and catastrophes. Cyberattacks and other malicious internet-based activity continue to increase, and cloud-based platform providers of services have been and are expected to continue to be targeted. Methods of attacks on information technology systems and data security breaches change frequently, are increasingly complex and sophisticated, including social engineering and phishing scams, and can originate from a wide variety of sources. In addition to traditional computer “hackers,” malicious code, such as viruses and worms, attacks enhanced or facilitated by AI, supply-chain attacks, supply-chain attacks, employee theft or misuse, denial-of-service attacks and sophisticated nation-state and nation-state supported actors now engage in attacks, including advanced persistent threat intrusions In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Despite our efforts to create security barriers to such threats, it is virtually impossible for us to entirely mitigate these risks. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks. In addition, we have not finalized our information technology and data security procedures and therefore, our information technology systems may be more susceptible to cybersecurity attacks than if such security procedures were finalized. Despite any of our current or future efforts to protect against cybersecurity attacks and data security breaches, there is no guarantee that our efforts are adequate to safeguard against all such attacks and breaches. Moreover, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, all cybersecurity incidents. For example, we have been the target of unsuccessful phishing attempts in the past, and expect such attempts will continue in the future.

If our security measures, or those of our vendors and partners, are compromised due to any cybersecurity attacks or data security breaches, including as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our business and reputation may be harmed, we could become subject to litigation and we could incur significant liability. If we were to experience a prolonged system disruption in our information technology systems or those of certain of our vendors and partners, it could negatively impact our ability to serve our customers, which could adversely impact our business, financial condition, results of operations and prospects. If operations at our facilities were disrupted, it may cause a material disruption in our business if we are not capable of restoring functionality on an acceptable timeframe. In addition, our information technology systems, and those of our vendors and partners, are potentially vulnerable to data security breaches, whether by internal bad actors, such as employees or other third parties with legitimate access to our or our third-party providers’ systems, or external bad actors, which could lead to the exposure of personal data, sensitive data and confidential information to unauthorized persons. Any such data security breaches could lead to the loss of trade secrets or other intellectual property, or could lead to the exposure of personal information, including sensitive personal information, of our employees, customers and others, any of which could have a material adverse effect on our business, reputation, financial condition and results of operations. Certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

In addition, any such access, disclosure or other loss or unauthorized use of information or data could result in legal claims or proceedings, regulatory investigations or actions, and other types of liability under laws that protect the privacy and security of personal information, including federal, state and foreign data protection and privacy regulations, violations of which could result in significant penalties and fines. In addition, U.S. and international laws and regulations that have been applied to protect user privacy (including laws regarding unfair and deceptive practices in the U.S. and the GDPR in the European Union) may be subject to evolving interpretations or applications. Furthermore, defending a suit, regardless of its merit, could be costly, divert management’s attention and harm our reputation. In addition, although we seek to detect and investigate data security incidents, security breaches and other incidents of unauthorized access to our information technology systems and data can be difficult to detect and any delay in identifying such breaches or incidents may lead to increased harm and legal exposure. Moreover, there could be public announcements regarding any cybersecurity incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a material adverse effect on the price of common stock.

The cost of protecting against, investigating, mitigating and responding to potential breaches of our information technology systems and data security breaches and complying with applicable breach notification obligations to individuals, regulators, partners and others can be significant. As cybersecurity incidents continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. We may not in the future, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we have and may in the future experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be unable to manage our anticipated growth effectively.

Our anticipated growth will place significant strains on our management, operational and manufacturing systems and processes, sales and marketing team, financial systems and internal controls and other aspects of our business. We must upgrade our internal business processes and capabilities to create the scalability that a growing business demands. As of December 31, 2025, we had 41 employees. To execute our anticipated growth successfully, we must continue to attract and retain qualified personnel and manage and train them effectively. Developing and commercializing the ablation technology will require us to hire and retain scientific, sales and marketing, software, manufacturing, customer service, distribution and quality assurance personnel. In addition, we expect that we will need to hire additional accounting, finance and other personnel as a public company. As a public company, our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements and effectively manage these growth activities. We may face challenges integrating, developing and motivating our rapidly growing employee base.

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

Our results of operations could be adversely affected by general conditions in the global economy. Unfavorable conditions in the economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth in the United States or abroad, financial and credit market fluctuations, inflation, fluctuating interest rates, international tariff policies, trade wars and other concerns regarding international trade relations, political turmoil, natural catastrophes, outbreaks of contagious diseases, geopolitical tensions, warfare and terrorist attacks, could cause a decrease in business investments, disrupt the timing and cadence of key industry events, and negatively affect the growth of our business and our results of operations. For example, the COVID-19 pandemic adversely affected workforces, economies and financial markets globally, leading to a reduction in the ability of, or the inability of, partners, suppliers, vendors or other parties to meet their contractual obligations, and for a period of time, a reduction in customer spending on technology, and such conditions may reoccur in the future. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business, financial condition, results of operations and prospects.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operation could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of common stock.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and estimates and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, and expenses that are not readily apparent from other sources. For example, in connection with the implementation of the new revenue accounting standard, if and when we have product sales, management makes judgments and assumptions based on our interpretation of the new standard. The new revenue standard is principle-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve as we apply the new standard. If our assumptions underlying our estimates and judgements relating to our critical accounting policies change or if actual circumstances differ from our assumptions, estimates or judgements, our operating results may be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of common stock.

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

Our research and development processes and manufacturing involve the controlled use of hazardous materials, including select chemicals that may be flammable, toxic or corrosive. We do not currently have research processes involving biohazard materials. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. In addition, the products involve the use of a high-powered laser system, which could result in injury. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials. We do not currently maintain separate environmental liability coverage and any such contamination or discharge could result in significant cost to us in penalties, damages and suspension of our operations.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

We operate in a global economy, and our business depends on a global supply chain for the development, manufacturing, and distribution of our products, and for the advancement of our preclinical and clinical development programs. There is inherent risk, based on the complex relationships among the United States and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. For example, in February 2026, the United States Supreme Court (SCOTUS) invalidated certain tariffs imposed by the U.S. government under emergency statutory authority in 2025. Shortly thereafter, President Trump signed an executive order implementing a new 10% global tariff pursuant to an alternative statutory authority, which may be raised up to 15%. It remains unclear whether and to what extent duties previously collected under the invalidated tariffs will be refunded, whether refunds will be subject to administrative or judicial processes, or whether offsets or alternative measures may be imposed. This evolving legal and policy landscape have contributed to continued volatility in the trade environment.

We source some materials from international suppliers, with reliance on foreign manufacturers, including China. Tariff policies, particularly those affecting China, could materially increase our costs and reduce our profitability, including as a result of our inability to adjust pricing in formulary-based markets. Recent and potential future changes in international trade policies, particularly regarding U.S. China trade relations present risks to our operations and financial performance.

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

In September 2023, we announced the first Ventricular Tachycardia (“VT”) ULTA procedure performed using the Adagio VT Cryoablation System in the United States as part of the FULCRUM-VT early feasibility (“EFS IDE”) clinical trial. Delays in the completion of these and other clinical testing could significantly affect our product development costs. The completion of clinical trials can be delayed for a number of reasons, including delays related to: inability to enroll sufficient numbers of study subjects in a timely manner; unexpected or serious adverse effects related to our medical device candidate experienced by patients in a clinical trial; and retaining patients who have initiated a clinical trial, but may withdraw due to treatment protocol, adverse effects from the therapy, lack of effectiveness from the treatment or personal issues or who may not return for a sufficient number of post-operative visits. Clinical trials may also be delayed, suspended or terminated as a result of ambiguous or negative interim results, or results that are inconsistent with earlier results. In addition, a clinical trial may be suspended or terminated by us, the FDA, other regulatory authorities, or other numerous unforeseen factors or events during or because of the clinical trial process, including:

●	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

●	enrollment in our clinical trials may be slower than we anticipate, or we may experience high screen failure rates in our clinical trials, resulting in significant delays;

●	our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing which may be expensive and time-consuming;
●	trial results may not meet the level of statistical significance required by the FDA or other regulatory authorities;

●	the FDA or similar foreign regulatory authorities may find the product is not sufficiently safe for investigational use in humans;

●	the FDA or similar foreign regulatory authorities may interpret data from preclinical testing and clinical trials in different ways than we do;

●	there may be delays or failure in obtaining approval of our clinical trial protocols from the FDA or other regulatory authorities;

●	there may be delays in obtaining IRB approvals or governmental approvals to conduct clinical trials at prospective sites;

●	the FDA or similar foreign regulatory authorities may find our or our suppliers’ manufacturing processes or facilities unsatisfactory;

●	the FDA or similar foreign regulatory authorities may change their review policies or adopt new regulations that may negatively affect or delay our ability to bring a product to market or receive approvals or clearances to treat new indications;

●	we may have trouble in managing multiple clinical sites;

●	we may experience delays in agreeing on acceptable terms with third-party research organizations and trial sites that may help us conduct the clinical trials; and

●	we, or regulators, may suspend or terminate our clinical trials because the participating patients are being exposed to unacceptable health or safety risks, such as the death of a patient in our iCLAS IDE trial for a former product candidate that we are no longer pursuing, in October 2021, which caused our to voluntarily pause the study for six months (between November 2021 and April 2022) in order to investigate and take corrective actions and obtain FDA approval to resume the study.

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

We may not be successful in the commercialization of our products, if approved, if we fail to establish relationships and successfully collaborate with leading life science companies and research institutions or if we are unable to establish effective distribution channels and sales and marketing functions.

We have limited sales and marketing experience. If we are unable to establish effective sales and marketing capabilities, we may not be able to effectively commercialize any of our products, generate product revenue, sustain revenue growth and compete effectively. Should one or more of our products be approved, we plan to expand and leverage our sales and marketing infrastructure to increase our customer base and grow our business. Identifying and recruiting qualified sales and marketing personnel and training them on our products, applicable federal and state laws and regulations and on our internal policies and procedures requires significant time, expense and attention. Our business, financial condition and results of operations may be harmed if our efforts to expand and train our sales force do not generate a corresponding increase in revenue, and our higher fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products. Moreover, the members of our direct sales force are at-will employees and the loss of these personnel to competitors or otherwise could materially harm our business. In addition, our ability to increase our customer base and achieve broader market acceptance of our products will depend to a significant extent on our ability to expand our marketing efforts. If we fail to successfully promote, maintain and protect our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract or retain the physician acceptance necessary to realize a sufficient return on our brand building efforts, or to achieve the level of brand awareness that is critical for broad adoption of our products, which would have an adverse effect on our business, financial condition and results of operations.

If we are unable to establish our own sales, marketing and distribution capabilities and are forced to enter into arrangements with, and rely on, third parties to perform these services, our revenue and our profitability, if any, are likely to be lower than if we had developed such capabilities ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

These factors make it difficult for us to forecast our financial performance and growth, and such forecasts are subject to a number of uncertainties, including our ability to successfully develop additional products that add functionality, reduce the cost of products sold, broaden our commercial portfolio offerings and obtain FDA 510(k) clearance or PMA approval for, and successfully commercialize, market and sell, our planned or future products in the United States or in international markets. If our assumptions regarding the risks and uncertainties we face, which we use to plan our business, are incorrect or change due to circumstances in our business or our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

Our products may not be successful if there is inadequate physician training, practice and patient selection.

The success of our products will depend in part on the skill of the physician performing the catheter-based procedures and on their adherence to our stated patient selection criteria and proper techniques that we provide in training sessions. For example, we train physicians to ensure correct use of our products; however, physicians rely on their previous medical training and experience when performing catheter-based procedures, and we cannot guarantee that all such physicians will have the necessary skills or experience to safely and effectively perform these procedures. We do not control which physicians perform these procedures or how much training they receive, and physicians who have not completed our training sessions may nonetheless attempt to perform catheter-based procedures with our products. In addition, a perception by physicians that our products are difficult to use may negatively impact adoption. If physicians perform these procedures in a manner that is inconsistent with our labeled indications, with components that are not our products, with patients who are not indicated for treatment with our products or without adhering to or completing our training sessions, the patient outcomes may be negative or inconsistent with the outcomes achieved in clinical trials. This could negatively impact the perception of patient benefits and safety associated with our products and limit adoption of our products and catheter-based thrombectomy procedures generally, which could have a material adverse effect on our business, financial condition and results of operations.

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

We may encounter production delays or shortfalls because of our limited experience in manufacturing our products in commercial quantities. Such production delays or shortfalls may be caused by many factors, including the following:

●	our intent to expand our manufacturing capacity, as a result of which our production processes may have to change;

●	key components of our products are provided by a single supplier or limited number of suppliers, and we do not maintain large inventory levels of these components;
●	if we experience a shortage or quality issues in any of these components, we would need to identify and qualify new supply sources, which could increase our expenses and result in manufacturing delays;
●	a delay in completing validation and verification testing for new controlled environment rooms at our manufacturing facility;

●	state and federal regulations, including the FDA’s Quality System Regulation (“QSR”), for the manufacture of our products, noncompliance with which could cause an interruption in our manufacturing; and

●	attraction and retention of qualified employees for our operations in order to significantly increase our manufacturing output.

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

We rely on third-party suppliers to provide us with certain components of our products, some of which are single-source suppliers. In some cases, we do not have long-term supply agreements with, or guaranteed commitments from, our suppliers, including single-source suppliers. We depend on our suppliers to provide us with components and materials in a timely manner that meet our and their quality, quantity and cost requirements. These suppliers may encounter problems during manufacturing for a variety of reasons, any of which could delay or impede their ability to meet our demand. Our suppliers may also fail to comply with applicable federal, state or foreign laws or regulations, cease producing the components and materials required for our products or otherwise decide to cease doing business with us. If the suppliers, including the single-source suppliers, that we use are unable or unwilling to manufacture the components or materials in our required volumes, or at specified times, we may have to identify and qualify acceptable additional or alternative suppliers. This qualification process could take up to a few months and we may not find sufficient capacity in a timely manner or at an acceptable cost to satisfy our production requirements. Any supply interruption from our suppliers or failure to obtain alternative suppliers for any of the components used in our products would limit our ability to manufacture our products and could have a material adverse effect on our business, financial condition and results of operations.

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

Litigation may be necessary for us to enforce our patent and proprietary rights and/or to determine the scope, coverage and validity of others’ proprietary rights. Litigation on these matters has been prevalent in our industry, and we expect that this will continue. To determine the priority of inventions, we may have to initiate and participate in interference proceedings declared by the U.S. Patent and Trademark Office that could result in substantial legal fees and could substantially affect the scope of our patent protection. Also, our intellectual property may be subject to significant administrative and litigation proceedings such as invalidity, unenforceability, re-examination and opposition proceedings against our patents. The outcome of any litigation or other proceeding is inherently uncertain and might not be favorable to us, and we might not be able to obtain licenses to technology that we require, or a competitor may have already obtained an exclusive license to such technology in some or all fields. In addition, for example, if a relevant patent is owned by a competitor, that competitor may choose not to license patent rights to us. If we decide to develop alternative technology, we may not be able to do so in a timely or cost-effective manner, if at all. Even if such licenses are obtainable, they may not be available at a reasonable cost. We could therefore incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins. In some cases, the outcome of litigation may be to enjoin us from commercializing a patent protected technology. We could encounter delays in product introductions, or interruptions in product sales, as we develop alternative methods or products.

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

An adverse determination in litigation proceedings to which we may become a party could subject us to significant liabilities or require us to seek licenses. In addition, if we are found to willfully infringe third-party patents, we could be required to pay treble damages in addition to other penalties. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could cause us to incur significant costs, place significant strain on our resources, divert management’s attention from our business and harm our reputation and prevent us from commercializing products we may develop, which would have a significant adverse impact on our business. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources.

Litigation may fail and, even if successful, may result in substantial costs and be a distraction to our management. We may not be able to prevent misappropriation of our proprietary rights, particularly in countries outside the United States where patent rights may be more difficult to enforce. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. In addition, during the course of litigation there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

In addition, we may indemnify our customers and international distributors with respect to infringement by our products of the proprietary rights of third parties. Third parties may assert infringement claims against our customers or distributors. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers or distributors, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or distributors or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.

In addition, our competitors and others may have patents or may in the future obtain patents and may claim that use of our products infringes these patents. For example, because patent applications can take years to issue and are often afforded confidentiality for some period of time there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our products. As we move into new markets and applications for our products, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of slowing or preventing our entry into such markets, or as a means to extract substantial license and royalty payments from us.

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

We rely heavily on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information, including parts of the ULTA and PFCA products, and to maintain our competitive position. However, trade secrets and know-how can be difficult to protect. In particular, we anticipate that with respect to our technologies, these trade secrets and know how will over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel between academic and industry scientific positions.

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

We may identify third-party technology that we may need to license or acquire in order to develop or commercialize our products or technologies, including the ULTA and PFCA products. However, we may be unable to secure such licenses or acquisitions. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources, or greater development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us.

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

Our use of open-source software and failure to comply with the terms of the underlying open-source software licenses could impose limitations on our ability to commercialize our products and provide third parties access to our proprietary software, which could have a material adverse effect on our business.

Our products utilize open-source software that contains modules licensed for use from third-party authors under open-source licenses. In particular, some software may be provided under license arrangements that allow use of the software for research or other noncommercial purposes. Use and distribution of open-source software may entail greater risks than use of third-party commercial software, as open-source software licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open-source software licenses contain requirements that the licensee make its source code publicly available if the licensee creates modifications or derivative works using the open-source software, depending on the type of open-source software the licensee uses and how the licensee uses it. If we combine our proprietary software with open-source software in a certain manner, we could, under certain open-source software licenses, be required to release the source code of our proprietary software to the public for free. This would allow our competitors and other third parties to create similar products with less development effort and time and ultimately could result in a loss of our product sales and revenue, which could have a materially adverse effect on our business, financial condition, results of operations and prospects. In addition, some companies that use third-party open-source software have faced claims challenging their use of such open-source software and their compliance with the terms of the applicable open-source license. We may be subject to suits by third parties claiming ownership of what we believe to be open-source software, or claiming non-compliance with the applicable open-source licensing terms. Use of open-source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to compromise or attempt to compromise our technology platform and systems.

Although we review and monitor our use of open-source software to avoid subjecting our proprietary software to conditions we do not intend, the terms of many open-source software licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products and proprietary software. Moreover, we cannot assure investors that our processes for monitoring and controlling our use of open-source software in our products will be effective. If we are held to have breached the terms of an open-source software license, we could be subject to damages, required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition, results of operations and prospects.

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

The United States is a key market for commercialization of our products. Before we can market our products in the United States, we must conduct and successfully complete extensive clinical trials and then receive 510(k) clearance or PMA from the FDA. The time required to obtain approval by the FDA and comparable non-U.S. regulatory authorities may be unpredictable and depends upon numerous factors, including the substantial discretion of such regulatory authorities. In addition, policies, regulations or the type and amount of preclinical and clinical data necessary to gain clearance or approval may change during the course of a product’s lifecycle. We are required to undertake and complete certain studies to generate data required to support submissions to the FDA and certain other regulatory authorities, which studies may require additional capital and time. The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

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

It is possible that none of our products or any products we may seek to develop in the future will ever be cleared or approved by the FDA. Any delays in, or failure to receive or maintain, clearance or approval for our products could prevent us from generating revenue from these products or achieve profitability. Furthermore, even if we were to obtain 510(k) clearance or PMA approval for our products, neither clearance nor approval by the FDA nor our existing CE Marks ensures approval by regulatory authorities in other countries or jurisdictions that we may target for commercialization of the vCLAS system, and approval by one regulatory authority does not ensure approval by regulatory authorities in other countries or clearance or approval by the FDA. If we do not receive or maintain regulatory clearances or approvals for our products in the United States and other jurisdictions that we target for commercialization of our products, we will not be able to successfully commercialize our products, which could substantially impair our ability to generate revenues and materially harm our business, financial condition and results of operations.

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

Disruptions at the FDA, the SEC and other government agencies and regulatory authorities caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA and comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies and comparable regulatory authorities may also slow the time necessary for new devices to be reviewed and/or approved by necessary government agencies and regulatory authorities, which would adversely affect our business. For example, over the last several years, including most recently from January 31, 2026 to February 3, 2026, and from October 1, 2025 to November 12, 2205, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Adverse findings in post-marketing vigilance or regulatory audits could subject us to suspension or withdrawal of our certificates of conformity, mandatory product recalls and significant legal liability, which could materially and adversely affect our business, financial condition, and results of operations.

In May 2020, we received a CE Mark from our notified body (a private organization designated by the competent authorities of the European Economic Area (“EEA”), to conduct conformity assessments and verify the conformity of manufacturers and their medical devices with the Essential Requirements of the EU Medical Devices Directive and the EU Medical Devices Regulations) for our Cryoablation Console, iCLAS Cryoablation Catheter, Shaped Stylets, and Esophageal Warming Balloon Catheter allowing the CE Mark to be affixed to such products permitting such products to be placed on the market within any state in the EEA and, through mutual recognition agreements, Switzerland (subject to certain localized registration and language requirements). These are former product candidates that we are no longer pursuing. In March 2024, we received an EC certificate of conformity for the VT Cryoablation System (vCLAS™ Catheter and updated Cryoablation Console) under the EU Medical Devices Regulation (i.e., European Union Regulation 2017/745). Manufacturers of medical devices in the EEA are required to implement post-marketing vigilance procedures with respect to their CE Marked medical devices in accordance with the rules governing the Medical Device Vigilance System provided for in European Commission’s MDR Chapter VII. Such post-marketing vigilance procedures include surveillance of patient and user complaints and alleged incidents associated with the use of CE Marked medical devices. MDR Article 2(64) and (65) define incidents as any malfunction or deterioration in the characteristics and/or performance of a device made available on the market, including user error due to ergonomic features, as well as any inadequacy in information supplied by the manufacturer and any undesirable side-effects and serious incidents as any incident which, directly or indirectly, led, might lead to or might have led to (a) the death of a patient, or user or of other persons, (b) to the temporary or permanent serious deterioration in their state of health, or (c) serious public health threat. When a medical device is suspected to have a causal relationship with an incident that led or might have led to death of or the serious deterioration of the health of a patient, or user or of other person, its manufacturer or authorized representative in the EU must report it to the competent authority in whose territory the incident occurred. Serious incidents must be reported no later than 15 calendar days, and in some cases no later than 2 calendar days, after the manufacturer becomes aware of the incident. In addition to reporting the serious incidents, the manufacturer must investigate and take any corrective action required, including Field Safety Corrective Actions (“FSCAs”). For a reportable serious incident, the manufacturer’s investigation is monitored by the competent authority, which may intervene, or initiate an independent investigation if considered appropriate. The required corrective action depends on the seriousness of the incident and varies from the issuance of advisory notices to the implementation of FSCAs or product recalls. FSCAs must be reported by the manufacturer or its authorized representative to the competent authorities of the countries affected by the FSCA. Customers and/or the end users of the medical device must also be notified. Incidents not requiring reporting to the competent authorities must be documented, reviewed, investigated and analyzed on a regular basis by the manufacturer to determine whether trending conclusions can be made concerning the safety or performance of the medical device and whether actions must be taken in relation to the continued marketing of medical devices currently on the market.

In May 2022, for example, we submitted a FSCA to the competent authorities relating to a serious adverse event that occurred in October 2021 during the U.S. pivotal IDE clinical study of the CE marked iCLAS™ Cryoablation System, a former product candidate that we are no longer pursuing. The U.S. IDE clinical study was put on a voluntary hold during the investigation of the incident, even though the iCLAS™ Cryoablation Catheter remained commercially available in the EU during such investigation. The procedure was performed with a guiding sheath that we had not authorized for use with our iCLAS™ Cryoablation Catheter in the study. After the catheter successfully completed 20 freeze cycles, it was removed from the patient for post-mapping and was subsequently re-inserted into the patient without completing the functional test freeze. After re-insertion, the freeze application was initiated followed by the receipt of a console alert of a system error. The patient’s heart rate declined rapidly and the presence of nitrogen in the left atrium was confirmed with intracardiac echocardiography. The patient subsequently died. After investigation, it was determined that the guiding sheath was damaged and therefore, severely compromised our iCLAS™ Cryoablation Catheter. During catheter removal, the force applied to retract our iCLAS™ Cryoablation Catheter caused its electrode band to cut into its freezing element and sever the two layers of high-pressure tubes containing the cryogen. This resulted in an external gas leak into the patient leading to air/gas embolism and death. The FSCA reported to the competent authorities described the corrective actions implemented by us including software and labeling update and retraining requirements, and the competent authorities accepted the corrective actions. The patient’s death was also reported to the FDA.

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

To place a medical device on the market in the EU, a manufacturer must have a valid CE mark for the device, issued after the completion of a conformity assessment. For class I, II, or III medical devices, a third-party notified body must be involved in the conformity assessment procedure and issue an EC Certificate. For Class I devices, the manufacturer conducts its own conformity assessment and self-certifies the devices; the notified body is not involved. The components of our vCLAS Cryoablation system as placed on the market in the EU are individually classified and fall into different classifications. If an EU competent authority determines that one of our medical devices is marketed under improper classification and/or improper or invalid EC Certificate, the authority may initiate enforcement action, such as ordering us to recall and withdraw the respective medical device from the market and/or pursue criminal penalties under national member state law.

We and the third parties with whom we work are currently subject to, and may in the future become subject to evolving, U.S. federal and state laws, regulations, contractual obligations, industry standards, and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our future customer base and thereby decrease our revenue.

In the ordinary course of our business, we currently, and, in the future, will collect, receive, store, generate, make available, protect, secure, transfer, use or process personal data and other sensitive data, including personally identifiable information of employees, and intellectual property and proprietary business information owned or controlled by us and other parties. The secure processing, storage, maintenance, and transmission of this critical information are vital to our operations and business strategy. We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our business, financial condition, results of operations and prospects.

In the United States, various federal and state regulators, including governmental agencies like the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (the “CCPA”) increases privacy rights for California residents and imposes obligations on companies that process their personal information. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. It is possible that these consumer, health-related and data protection laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted.

Furthermore, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can require complex factual and statistical analyses and may be subject to changing interpretation. Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breaches due to employee error, malfeasance or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost or stolen. Any such access, breach or other loss of information could result in legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, such as the HIPAA, HITECH, and regulatory penalties. Notice of breaches must be made to affected individuals, the Secretary of the Department of Health and Human Services, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”, and together with the EU GDPR, “GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States.

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

We publish privacy policies, marketing materials, whitepapers, and other statements, such as statements related to compliance with certain certifications or self-regulatory principles, concerning data privacy, and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Any failure or perceived failure by us or the third parties with whom we work, collaborators, contractors and consultants to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security, or could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, penalties or judgments, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we fail to comply with broad and complex healthcare and other laws, we could face substantial penalties and our business, operations, and financial condition could be adversely affected.

The marketing of pharmaceutical products and related arrangements with healthcare providers, third-party payors, patients, and other third parties in the healthcare industry are subject to a wide range of federal and state healthcare laws and regulations that may constrain our business and/or financial arrangements. Some of these laws apply to us now, while other laws may apply to us only if and when we have marketed products or have marketed products that are covered by government health benefit programs or private health care insurance. These laws include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;
●	federal civil and criminal false claims laws, including the FCA, which can be enforced through civil whistleblower, or qui tam actions, as well as civil monetary penalty laws can impose criminal and civil penalties, assessment, and exclusion from participation for various forms of fraud and abuse involving the federal healthcare programs, such as Medicare and Medicaid;
●	HIPAA, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also establishes requirements related to the privacy, security, and transmission of individually identifiable health information which apply to many healthcare providers, physicians, and third-party payors with whom we interact;
●	the FDCA which, among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products for off-label use, and regulates the distribution of samples;
●	federal laws that require pharmaceutical manufacturers to calculate, report, and certify certain complex product prices and other data to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs, which data may be used in the calculation of reimbursement and/or discounts on approved products;
●	the so-called federal “sunshine law” or Open Payments which requires manufacturers of drugs, devices, biologics, and medical supplies covered under certain government health benefit programs to report to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to teaching hospitals, physicians, and other healthcare practitioners, as well as ownership and investment interests held by physicians and their immediate family members;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	state laws and regulations analogous to federal laws, including anti-kickback or related laws, some of which apply regardless of whether products or services are covered by government health benefit programs or private insurance, false claims laws, laws prohibiting consumer protection and unfair competition laws, and laws governing privacy, security, and breaches of health (and other personal) information in certain circumstances, many of which differ in significant ways from federal laws and across states and are often not preempted by federal law, thus complicating compliance efforts; and
●	state laws that require pharmaceutical companies to obtain certain regulatory licenses to manufacture or distribute pharmaceutical products commercially and/or the registration of pharmaceutical sales representatives and state laws that require pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers, and/or report drug product pricing information, financial interactions with health care providers, or marketing expenditures.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage, and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

To the extent that we implement a telehealth platform, activities undertaken and arrangements implemented in connection with such a platform may implicate other laws such as state physician, pharmacy and telehealth licensure laws, corporate practice of medicine, and fee-splitting laws.

Efforts to ensure that our activities comply with applicable healthcare laws and regulations will involve substantial costs. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations, and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices may not comply with such laws. For example, we have engaged physicians to serve as investigators and/or consultants, including service on advisory boards, and our commercialization plan may include significant physician outreach and education. Federal and state enforcement agencies scrutinize interactions between pharmaceutical companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions, and settlements in the healthcare industry. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, exclusion from participation in federal health care programs such as Medicare and Medicaid, the curtailment or restructuring of our operations, and other actions. Further, defending against any such actions can be costly, time-consuming, and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

We are or will be subject to anti-corruption and anti-bribery and anti-money laundering and similar laws, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our reputation, business, financial condition and results of operations.

We are or will be subject to anti-corruption and anti-bribery and anti-money laundering and similar laws, which prohibit corporations and individuals from directly or indirectly paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

This includes the FCPA, which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value directly or indirectly to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We are also subject to the UK Anti-Bribery Act, which prohibits both domestic and international bribery, as well as bribery across both public and private sectors.

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

Recently enacted and future legislation may increase the difficulty and cost for us to commercialize our products and obtain marketing approval of our product candidates and may affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. Changes in healthcare policy could increase our costs and subject it to additional regulatory requirements that may interrupt commercialization of our current and future solutions. Changes in healthcare policy could increase our costs, decrease our revenue and impact sales of and reimbursement for our current and future products. For example, the ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the life sciences industry. Any changes to, or repeal of, the ACA may have a material adverse effect on our results of operations.

Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our products. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressures. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies and increase healthcare price transparency, among other things. Other recent actions, for example, include directing agencies to reduce agency workforce and cut programs. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies and increase healthcare price transparency, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the medical device approval process.

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

We are and will be subject to environmental, manufacturing, and health and safety laws and regulations at numerous jurisdictional levels, including laws relating to the use, handling, storage, recycling, disposal and human exposure to hazardous materials and with respect to constructing, expanding and maintaining our facilities. Any violations of these laws may result in substantial fines and penalties, remediation costs, third party damages, or a suspension or cessation of our operations. The costs of compliance, including remediating contamination if any is found on our properties, or any related changes to our operations, may be significant. We may also face unexpected delays in obtaining permits and approvals required by such laws in connection with our manufacturing facilities, which would hinder our ability to commence or continue our commercial manufacturing operations. Such costs and delays may adversely impact our business prospects and results of operations.

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

We are subject to laws and regulations governing export and import controls, sanctions and embargoes. We could face liability and other serious consequences for violations which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Such laws may require us to obtain export licenses or authorizations prior to exporting, re-exporting, or transferring our products and technology, or may even restrict or prohibit the export, reexport, or transfer of our products and services to, or otherwise transact or deal with, certain countries, territories, individuals, and entities. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors or collaborators, or those of our affiliates, will comply with all applicable export and import control, and sanctions laws and regulations. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results and financial condition.

Risks Related to Financing Transactions

There are risks associated with our Convertible Securities Notes that could adversely affect our business and financial condition.

We have an aggregate original principal amount of $20,000,000 of outstanding indebtedness under the Convertible Securities Notes, (as defined below) which have a maturity of April 30, 2028. The Convertible Securities Notes accrue interest at a rate of 13% per annum, which is due quarterly and, at our election, either payable-in-kind (in which case, such interest will accrue and remain unpaid until maturity) or payable in cash. Further, the Convertible Securities Notes are, at the option of the holders of the Convertible Securities Notes (subject to certain conditions), convertible into shares of common stock at a rate of $10.00 per share, each subject to adjustment in accordance with the terms and conditions of the Convertible Securities Notes.

The Convertible Securities Notes provide for certain customary events of default, including, among others, payment defaults, voluntary or involuntary bankruptcy, material misrepresentations, covenants breaches (subject to grace in certain instances), material judgements and material cross-defaults to other indebtedness. The Convertible Securities Notes also include certain customary affirmative and negative covenants, including, among others, limitations on incurring additional indebtedness, the creation of additional liens on our assets, and entering into investments, in each case subject to customary exceptions, as well as a minimum liquidity requirement and an asset sale mandatory prepayment requirement, subject to customary reinvestment rights. In addition, a Change of Control, as defined in the Convertible Securities Notes, includes, among others, certain mergers, asset sales, tender offers, business combinations and reorganizations, which would give the holders of the Convertible Securities Notes the right to redeem the outstanding Convertible Securities Notes in cash.

Our ability to remain in compliance with the covenants under the Convertible Securities Notes depends on, among other things, our operating performance, competitive developments and financial market conditions, all of which are significantly affected by financial, business, economic and other factors, many of which we are not able to control.

The Convertible Securities Notes could have other important consequences, including the following:

●	the limitations imposed by the Convertible Securities Notes on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. This could have serious consequences to our financial condition and results of operations and could cause us to become bankrupt or insolvent;
●	we may need to use a substantial portion of our cash flow from operations to repay the principal and accrued and unpaid interest on the Convertible Securities Notes if an event of default occurs prior to maturity, which would reduce funds available to us to fund our business plan and other general corporate purposes;
●	we may be unable to refinance the Convertible Securities Notes (at all or on terms that are satisfactory) or to otherwise repay the Convertible Securities Notes at maturity, including any unpaid and accrued interest therein, and we may be unable to obtain additional financing for our business plan, working capital, capital expenditures, acquisitions or general corporate purposes. Any refinancing of the Convertible Securities Notes could be at significantly higher interest rates, incur significant transaction fees or include more restrictive covenants;
●	we may be unable to comply with the covenants in the Convertible Securities Notes due to business developments or financial market conditions, which could result in an event of default that, if not cured or waived, gives the holders of the Convertible Securities Notes the right to accelerate the Convertible Securities Notes or otherwise exercise any other remedies available to them under applicable law. Among those remedies, the holders would have the right to seize any of our assets pledged to the holders of the Convertible Securities Notes and/or to convert the Convertible Securities Notes into shares of common stock. An event of default could cause a significant decline in the value of the shares of common stock and may force us into bankruptcy or liquidation;
●	The conversion of the Convertible Securities Notes into shares of common stock could result in significant dilution to our existing stockholders and cause the market price of the common stock to decline; and
●	we may be more vulnerable to an economic downturn or recession and adverse developments in our business given our lack of revenues as a development stage company.

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

We have incurred NOLs during our history that have yet to be utilized. To the extent that we continue to generate NOLs, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all (depending on the tax year in which such losses were incurred). Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) and similar provisions of state and local law, U.S. federal, state, and local NOL carryforwards and other tax attributes (e.g., tax credits) may become subject to an annual limitation in the event of certain cumulative changes in our ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state or local tax laws.

Our ability and/or the ability of the U.S. federal consolidated group of which we are a member to utilize NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes arising as a result of the Business Combination or other transactions. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from the Business Combination or other transactions, or any resulting limitations on our ability to utilize our NOL carryforwards and other tax attributes. In addition, U.S. federal NOLs arising in tax years beginning after December 31, 2017 may be carried forward indefinitely, but such NOL carryforwards are permitted to be utilized in any taxable year to offset no more than 80% of the taxable income in such year. If we (or the consolidated group of which we are a member) earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected.

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

We operate and are subject to income and other taxes in the United States and a growing number of other jurisdictions throughout the world. Existing domestic and foreign tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us (possibly with retroactive effect), which could require us to pay additional tax amounts, fines or penalties, surcharges, and interest charges for past amounts due, the amounts and timing of which are difficult to discern. Existing tax laws, statutes, rules, regulations, or ordinances could also be interpreted, changed, modified, or applied adversely to our customers (possibly with retroactive effect) and, if our customers are required to pay additional surcharges, it could adversely affect demand for our products. Furthermore, changes to federal, state, local, or international tax laws on income, sales, use, import/export, indirect, or other tax laws, statutes, rules, regulations, or ordinances on multinational corporations continue to be considered by the United States and other countries where we currently operate or plan to operate. These contemplated tax initiatives, if finalized and adopted by countries or subnational jurisdictions, and the other tax issues described above may materially and adversely impact our operating activities, effective tax rate, deferred tax assets, operating income, and cash flows.

In particular, the U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income, significant changes to the taxation of income derived from international operations, and an addition of further limitations on the deductibility of business interest. Additionally, our tax obligations could increase as a result of international tax developments, including, for example, the work led by the Organization for Economic Cooperation and Development (“OECD”) on the Base Erosion and Profit Shifting (“BEPS”) project that has resulted in considerable new reporting obligations worldwide (and is expected to continue to introduce further changes to the international tax system) and includes, among other proposals, the imposition of a global minimum tax of 15%. The OECD continues to publish guidance pursuant to the BEPS and other projects which, where adopted by member countries, may increase our tax obligations and affect our tax positions in many of the countries in which we do business. Furthermore, our effective tax rate may also vary significantly from period to period, including due to changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates, changes in overall levels of pretax earnings, the future levels of tax benefits of stock-based compensation, and settlement of income tax audits.

Tax authorities may disagree with our positions and conclusions regarding certain tax positions, resulting in unanticipated costs, taxes or non-realization of expected benefits.

A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, the U.S. Internal Revenue Service or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable nexus, often referred to as a “permanent establishment” under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case, we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications may materially and adversely impact our operating activities, effective tax rate, deferred tax assets, operating income, and cash flows.

Risks Related to Ownership of Our Securities

The Perceptive PIPE Investor has control over key decision making as a result of its control of a majority of the voting power of our outstanding common stock.

The Perceptive PIPE Investor is able to exercise voting rights with respect to a majority of the voting power of our common stock. For so long as the Perceptive PIPE Investor continues to beneficially own a majority of our issued and outstanding shares of common stock, the Perceptive PIPE Investor will continue to control or significantly influence the outcome of matters submitted to stockholders of the Company for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.

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

We are an “emerging growth company” and “smaller reporting company” within the meaning of the Securities Act and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of shares of common stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of the date of the first sale of ordinary shares in our initial public offering. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Our stock price may be volatile and may decline regardless of our operating performance.

The market price of our common stock may fluctuate significantly in response to numerous factors and may continue to fluctuate for these and other reasons, many of which are beyond our control, including, but not limited to:

●	actual or anticipated fluctuations in our revenue and results of operations;

●	any financial projections we may provide to the public in the future, any changes in these projections or our failure to meet these projections;

●	failure of securities analysts to initiate and maintain our coverage, changes in financial estimates or ratings by any securities analysts who follow us or our failure to meet these estimates or the expectations of investors;

●	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations or capital commitments;

●	changes in operating performance and stock market valuations of other life sciences companies generally, or those in the biotechnology industry in particular;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	trading volume of our common stock;

●	the inclusion, exclusion or removal of our common stock from any indices;

●	changes in our board of directors (the “Board”) or management;

●	transactions in common stock by directors, officers, affiliates and other major investors;

●	lawsuits threatened or filed against us;

●	changes in laws or regulations applicable to our business;

●	changes in our capital structure, such as future issuances of debt or equity securities;

●	short sales, hedging and other derivative transactions involving our capital stock;
●	general economic conditions in the United States and other markets in which we operate;
●	pandemics or other public health crises;
●	other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and
●	the other factors described in this “Risk Factors” section.

The stock market has recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their operating results. In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources and harm our business, financial condition and results of operations.

We may be unable to maintain the listing of our securities on Nasdaq in the future.

Our common stock is currently listed on Nasdaq. However, we cannot guarantee that our securities will continue to be listed on Nasdaq. If we fail to meet the requirements of the applicable listing rules, such failure may result in a suspension of the trading of our shares or delisting in the future. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the minimum share price requirement or prevent future non-compliance with the listing requirements. This may further result in legal or regulatory proceedings, fines and other penalties, legal liability for us, the inability for our stockholders to trade their shares and negatively impact our share price, reputation, operations and financial position, as well as our ability to conduct future fundraising activities. If Nasdaq delists our securities and we are not able to list our securities on another national securities exchange, we expect that our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including but not limited to:

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

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to the restrictions and limitations described below. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. All of our outstanding shares of common stock are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

In addition, we have filed registration statements on Form S-8 under the Securities Act of 1933, as amended, or the Securities Act, registering the issuance of shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. Shares registered under these registration statements on Form S-8 are available for sale in the public market subject to vesting arrangements and exercise of options and the restrictions of Rule 144 in the case of our affiliates.

We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of the common stock.

We have the ability to issue shares of common stock pursuant to our equity incentive plans and employee stock purchase plan. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other circumstances, future acquisitions or repayment of outstanding indebtedness, without stockholder approval.

Our issuance of additional shares of common stock or other equity securities of equal or senior rank could, without limitation, have the following effects:

●	our existing stockholders’ proportionate ownership interest in us may decrease;

●	the amount of cash available per share, including for payment of dividends (if any) in the future, may decrease;

●	the relative voting strength of each previously outstanding share of common stock may be diminished; and

●	the market price of our shares of common stock may decline.

If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business or our market, or if they adversely change their recommendations regarding our common stock, the trading price or trading volume of our common stock could decline.

The trading market for our common stock is influenced in part by the research and reports that securities or industry analysts may publish about us, our business, market, or competitors. If one or more of the analysts publish research with an unfavorable rating or downgrade the common stock, provide a more favorable recommendation about our competitors, or publish inaccurate or unfavorable research about our business, the trading price of the common stock would likely decline. In addition, we currently expect that securities research analysts will establish and publish their own periodic projections for our business. These projections may vary widely and may not accurately predict the results we actually achieve. Our stock price may decline if the actual results do not match the projections of these securities research analysts. While we expect research analyst coverage, if no analysts commence coverage, the trading price and volume for the common stock could be adversely affected. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of common stock to decline.

Delaware law and provisions in our Charter and Bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our common stock.

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

Our Charter provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our Charter or Bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our Charter provides further that, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought under the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of its business and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of the Convertible Securities Notes restrict our ability to pay dividends and any additional debt we or any of our subsidiaries may incur in the future may include similar restrictions. As a result, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment.

We incur increased costs and demands upon management as a result of being a public company.

As a public company listed in the United States, we incur significant additional legal, accounting and other costs. These additional costs could negatively affect our financial results. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and Nasdaq, may increase legal and financial compliance costs and make some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts to comply with new laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Failure to comply with these rules might also make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on the Board, on committees of the Board of directors or as members of senior management.

We are obligated to maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are also required to disclose significant changes made in our internal control procedures on a quarterly basis. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, and confidential information that is proprietary, strategic or competitive in nature (“Information Systems and Data”).

We leverage third-party information and technology service providers to help assess, identify, and manage the Company’s cyber risk and information security threats by monitoring and evaluating our threat environment using various methods including, for example: manual tools, automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating threats reported to us, audits, conducting threat assessments, conducting vulnerability assessments to identify vulnerabilities, use of external intelligence feeds and tabletop incident response exercises.

Depending on the environment, systems, and data at issue, we implement and maintain various technical, physical, and organizational measures, processes, and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response policy, incident detection and response processes, a vulnerability management processes, disaster recovery/business continuity plans, risk assessments, encryption of data, network security controls, access controls, physical security, systems monitoring, vendor risk management processes, employee training, penetration testing, and cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, cybersecurity risk is addressed as a component of the Company’s enterprise risk management program.

We use third-party service providers to assist us to identify, assess, and manage material risks from cybersecurity threats, including for example: cybersecurity software providers, managed cybersecurity service providers, and penetration testing firms.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. We also have vendor management processes to help manage cybersecurity risks associated with our use of these providers. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve questionnaires to help identify cybersecurity risks associated with a provider and the use of contractual obligations related to cybersecurity on the provider.

For more information on our cybersecurity-related risks that may materially affect the Company and how they may do so, see our “Risk Factors” in Item 1A. of Part I. of this Annual Report on Form 10-K, including the risk factor entitled “If we or the third parties with whom we work experience disruption in our information technology systems, data, or security incidents, our business could be adversely affected, including our ability to operate, the loss of confidential and proprietary information, increased remediation costs, and reputational damage.”

Governance

Our Board of Directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ Audit Committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Our CEO and CFO are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our CEO and CFO are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our CEO and CFO. In addition, the Company’s incident response and vulnerability management processes include reporting to the Board of Directors for certain cybersecurity incidents. The Board of Directors also has access to reports from our CEO and CFO on significant enterprise-wide cybersecurity threats and risk and the processes the Company has implemented to address them at each of its periodically scheduled meetings. Our CEO and CFO have extensive experience managing risks at our company and at similar companies in the past, including risks arising from cybersecurity threats.

Item 2. Properties.

Our corporate headquarters and manufacturing, storage and distribution centers for our catheters and consoles are located at Laguna Hills, California. We lease approximately 12,000 square feet, which includes clean room space, under an operating lease that expires in January 2030.

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

Holders of Record

As of March 23, 2026, there were approximately 55 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item will be included in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read together with the consolidated financial statements as of and for the years ended December 31, 2025 and 2024, together with the related notes and other financial information included elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in this report.

Overview

We are a medical device company focused on developing and commercializing products for the treatment of cardiac arrhythmias with our novel, proprietary, catheter-based Ultra-Low Temperature Ablation (“ULTA”) technology. Our initial focus is on the treatment of ventricular tachycardia (“VT”). VT is a rapid, abnormal heart rhythm, or arrhythmia, that originates in the heart’s lower chambers, or ventricles, potentially leading to impaired blood flow and, if sustained, VT can be fatal. VT-associated sudden cardiac death (“SCD”) accounts for approximately 300,000 deaths each year in the United States. Radio Frequency (“RF”) ablation catheters currently used to treat VT were primarily designed and approved for the treatment of atrial fibrillation (“AF”) and are therefore not designed to optimally treat the specifics of the ventricular anatomy and disease. As a result, VT procedures performed with current devices can be overly complex and can lead to sub-optimal outcomes, factors that have potentially led to the limited growth in the market for VT ablations.

Our clinically tested, proprietary ULTA products are purpose-built to treat patients with VT and are designed to address the unique anatomy of the ventricle and the specific needs of the VT patient. Our ULTA approach is built on the hypothesis that large and durable lesions extending through the depth of both diseased and healthy muscular tissue of the ventricle of the heart (ventricular myocardium) is a foundation for improving the effectiveness of VT ablations and patient outcomes. Our differentiated catheters are designed for large, durable, titratable, deep lesions within the ventricle through an endocardial approach with no required irrigation. In October 2025, we announced completion of enrollment in our FULCRUM-VT Pivotal U.S. Food and Drug Administration (“FDA”) Investigational Device Exemption (“IDE”) study evaluating the vCLASTM Cryoablation System for ablation of monomorphic ventricular tachycardia (“MMVT”) in patients with both ischemic and non-ischemic cardiomyopathy. The vCLAS System, which was granted Breakthrough Device Designation by the FDA in April 2025, is built on our proprietary ULTA technology platform and is typically utilized with a double freeze cycle (freeze-thaw-freeze) protocol.

We believe that our purpose-built solution for treating the ventricle, with its differentiated design and benefits, has the potential to drive penetration and market growth in ablative treatment of the large, underserved VT patient population.

We have established a robust cadence of clinical data designed to evaluate our technology and gain regulatory approvals of our product portfolio. Preliminary data suggest that our approach to treating VT offers a favorable combination of safety, acute and chronic effectiveness compared to the current standard of care, including ablations performed using RF and pulsed field ablation (“PFA”) energy. Our first-in-human CRYOCURE-VT trial included 64 patients in nine centers in the European Union and Canada. The outcomes of this trial, which were used to support CE Mark approval, include a 0% rate of major adverse events, 94% acute procedural success, 60% freedom from sustained VT and 81% freedom from implantable cardioverter defibrillator (“ICD”) shock at six months. Our vCLASTM. Cryoablation System for VT has obtained European CE Mark approval. In the United States, our 209-patient FULCRUM-VT IDE pivotal clinical trial completed enrollment in October 2025 across nineteen (19) centers in the United States and Canada. The study includes patients with both ischemic and non-ischemic (NICM) cardiomyopathies (LVEF=35+/-10%, 33% NICM, 75% with congestive heart failure). In our preliminary acute safety and efficacy results, acute clinical success, defined as non-inducibility of target ventricular arrhythmias, was 97.4%, with all clinically-relevant VTs eliminated in 96.7% of patients tested by post-ablation programmed electrical stimulation. Key safety findings included a 2.4% rate of major adverse events including four (1.9%) peri-procedural deaths, of which one (0.5%) was adjudicated by an independent Clinical Events Committee as definitely related to the investigational device. We plan to share the six-month results of the FULCRUM-VT trial in April 2026 at the Heart Rhythm 2026 Conference and to submit the results of this trial to support our application for FDA approval of our vCLASTM Cryoablation System in the first half of 2026.

We are also currently developing a next-generation ULTA technology for VT. This catheter, which requires only a single freeze, is being designed to improve customer usability and integration with the existing ablation laboratory workflow. The next-generation catheter features a more flexible, smaller diameter shaft that is compatible with the industry-standard size 8.5 French sheaths, and is designed to operate at lower ablation temperatures resulting in the shorter, single-freeze ablation protocol. We have completed the design phase with this device.

We have also developed a technology that utilizes ULTA in combination with PFA, which we call Pulsed Field Cryoablation (“PFCA”). Early demonstration of PFCA technology has been performed in the European PARALELL trial in patients with persistent atrial fibrillation and in preclinical studies targeting VT ablations.

We have incurred net losses in each year since our inception in 2011. As of December 31, 2025 and December 31, 2024, we had an accumulated deficit of $95.6 million and $70.6 million, respectively. Our net loss was $25.1 million for the year ended December 31, 2025 (Successor), $53.8 million for the period from July 31, 2024 to December 31, 2024 (Successor), and $21.3 million for the period from January 1, 2024 to July 30, 2024 (Predecessor), respectively. The net cash used in operating activities was $19.0 million, $13.5 million, and $16.0 million, respectively. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As of December 31, 2025 and December 31, 2024, we had cash of $17.1 million and $20.6 million, respectively.

Going Concern and Operating Outlook

The accompanying consolidated financial statements have been prepared on a basis that assumes we will continue as a going concern, which contemplates the realization of assets and liabilities in the normal course of business. We have limited revenue and have experienced recurring operating losses and negative cash flows from operations since our inception and anticipate that we will continue to do so for at least the next several years.

As of the report date, we do not believe our existing cash and cash equivalents are sufficient to fund our operating and capital expenditure requirements for at least 12 months from the date of issuance of the audited consolidated financial statements included in this Annual Report on Form 10-K. Based on our current research and development plans, we expect to have sufficient resources to fund our planned operations into the third quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than expected. No assurance can be given as to whether additional needed financing will be available on terms acceptable to us, if at all. If sufficient funds on acceptable terms are not available when needed, we may be required to suspend or forego certain planned activities. Failure to manage discretionary spending or raise additional financing, as needed, could adversely impact our ability to achieve our intended business objectives and may have an adverse effect on our results of operations and future prospects. These factors raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date of this filing with the SEC. Refer to Note 1 - Organization and Description of Business in our consolidated financial statements for additional information on the going concern assessment.

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

The Business Combination and 2024 PIPE Financing

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

Pursuant to the Business Combination Agreement, on the Closing Date, (i) ARYA Merger Sub merged with and into ARYA (the “ARYA Merger”) and Company Merger Sub merged with and into Legacy Adagio (the “Adagio Merger” and, together with the ARYA Merger, the “Mergers”), with ARYA and Legacy Adagio surviving the Mergers and, after giving effect to such Mergers, each of ARYA and Legacy Adagio becoming a wholly owned subsidiary of ListCo (the time that the ARYA Merger became effective being referred to as the “ARYA Merger Effective Time,” the time that the Adagio Merger became effective being referred to as the “Adagio Merger Effective Time,” the time after which both Mergers became effective being referred to as the “Closing,” and the date on which the Closing occurred being referred to as the “Closing Date”), (ii) ListCo filed with the Secretary of State of the State of Delaware an amended and restated certificate of incorporation of ListCo, and the board of directors of ListCo approved and adopted amended and restated bylaws of ListCo, and (iii) ListCo changed its name to Adagio Medical Holdings, Inc.

Prior to the 2024 annual general meeting, holders of 2,707,555 shares of ARYA’s redeemable Class A ordinary shares exercised their right to redeem such shares for cash at a redemption price of $11.56 per share, for an aggregate redemption amount of $31.3 million.

Upon the consummation of the Business Combination,

a)	Each issued and outstanding Class A ordinary share of ARYA, par value $0.0001 per share, was automatically cancelled, extinguished and converted into one share of common stock, par value $0.0001 per share, of the Company (“Company’s common stock”).

b)	Each issued and outstanding Class B ordinary share of ARYA, par value $0.0001 per share, was automatically cancelled, extinguished and converted into the right to receive one share of our common stock, other than (i) 1,000,000 Class B ordinary shares that were forfeited by ARYA Sciences Holdings IV, a Cayman Islands exempted company (the “Sponsor”), and issued to the PIPE Investors (as defined below), including the Perceptive PIPE Investor (as defined below); (ii) 1,147,500 shares of our common stock issuable to the Sponsor that are subject to share trigger price vesting and will vest if, prior to the tenth anniversary of the Closing, the post-closing share price of the Company equals or exceeds $24.00 per share for any 20 trading days within any 30 trading day period (the “Share Trigger Price Vesting”).

c)	Each warrant of Legacy Adagio (other than the Series E Pre-funded Warrants (as defined below)) was terminated in accordance with the terms of the applicable warrant agreement.

d)	All issued and outstanding convertible promissory notes of Legacy Adagio (excluding the Bridge Financing Notes (as defined below) and the February 2024 Convertible Notes (as defined below)), including any accrued and unpaid interest thereon, were automatically and fully converted into shares of Legacy Adagio common stock in accordance with the terms of such convertible promissory notes, and such convertible promissory notes were cancelled, satisfied, extinguished, discharged and retired in connection with such conversion.

e)	Each share of Legacy Adagio preferred stock, par value $0.001 per share, that was issued and outstanding was automatically converted into shares of Legacy Adagio common stock on a one-to-one basis.

f)	All issued and outstanding shares of Legacy Adagio common stock, including Series E Pre-funded Warrants that had been issued and outstanding, were automatically cancelled and extinguished and converted into shares of our common stock based on the exchange ratio set forth in the Business Combination Agreement.

g)	Each issued, outstanding and unexercised option to purchase Legacy Adagio common stock (“Legacy Adagio Option”) that had been vested prior to the Closing with an aggregate value that exceeded the aggregate exercise price of such Legacy Adagio Option (each an “In-the-Money Adagio Options”) was cancelled and extinguished in exchange for options to purchase shares of our common stock, and each issued and outstanding Legacy Adagio equity award (other than an In-the-Money Adagio Options) was automatically cancelled and extinguished for no consideration, and each holder thereof ceased to have any rights with respect thereto.

h)	7.0 million of February 2024 Convertible Notes (as defined below) were converted into Convertible Securities (as defined below) Notes and Convert Warrants (as defined below).

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

Pursuant to the subscription agreements, the PIPE Investors committed financing valued at $64.5 million (the “2024 PIPE Financing”).

The 2024 PIPE Financing included:

(i)	Commitments by certain Other PIPE Investors to purchase $2.5 million in Class A shares of ARYA in the open market and not to redeem such shares before the Closing, resulting in the issuance of 355,457 shares of Company’s common stock and 299,902 warrants exercisable for shares of our common stock (the “Base Warrants”).

(ii)	Commitments by certain Other PIPE Investors that were shareholders of ARYA to not to redeem 247,700 Class A shares of ARYA, resulting in the issuance of 405,772 shares of Company’s common stock and 343,756 Base Warrants.

(iii)	Agreements by certain Other PIPE Investors to purchase 1,036,666 shares of our common stock, 1,440,000 Base Warrants, and 670,000 PIPE Pre-funded Warrants for a cash investment of $12 million in the Company.

(iv)	Contribution of total $29.5 million in April 2023 Convertible Notes, November 2023 Convertible Notes, May 2024 Convertible Notes, June 2024 Convertible Notes, and July 2024 Convertible Notes (each as defined below and collectively, “Bridge Financing Notes”), and accrued interest of $1.7 million by the Perceptive PIPE Investor. A total of 4,372,607 shares of our common stock and 3,540,000 units of Base Warrants were issued to settle the Bridge Financing Notes and the accrued and unpaid interest.

(v)	An additional cash investment of $15.9 million by the Perceptive PIPE Investor for a total of 2,250,352 shares of New Adagio Common Stock and 1,905,069 units of Base Warrants.

Further, in connection with the execution of the Business Combination Agreement, certain investors (“Convert Investors”) executed a securities purchase agreement, dated February 13, 2024, with ListCo (the “Convertible Security Subscription Agreement”), pursuant to which ListCo issued on the Closing Date to the Convert Investors $20.0 million of 13% senior secured convertible notes (the “Convertible Securities Notes”), which were converted into shares of our common stock at a conversion price of $10.00 per share, subject to adjustment, and 1,500,000 warrants (the “Convert Warrants”), each Convert Warrant being exercisable on a cashless basis or for cash at a price of $24.00 per share, subject to adjustment. Such $20.0 million of financing in the form of Convertible Securities Notes includes the conversion of the February 2024 Convertible Notes (as defined below) into Convertible Securities Notes and Convert Warrants at Closing. Refer to Note 9 - Debt in our consolidated financial statements for additional details.

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

Key Components of Results of Operations

Revenues

Historically, we have generated product revenue primarily from the sale of the catheters used with our consoles. We have sold our products directly to hospitals and medical centers. To a lesser extent, we also generated lease revenue from the implied rental of consoles loaned to customers at no charge. We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Please refer to Note 2- Summary of Significant Accounting Policies in our consolidated financial statements for additional details on our revenue recognition policy. Our revenue is subject to fluctuation due to the foreign currency in which our products are sold.

In February 2025, we announced a strategic realignment of resources to prioritize the completion of our FULCRUM-VT U.S. pivotal IDE clinical trial and our product design optimization program. As part of this realignment, we paused the limited European launch of our vCLAS™ catheter and significantly reduced commercial activities. As a result, we did not generate revenue during the year ended December 31, 2025.

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

Management expects the research and development expenses to increase in future periods, as we will incur incremental expenses associated with our ULTA products that are currently under development and in pre-clinical and clinical trials. Product candidates in later stages of clinical development generally have higher development costs, primarily due to the increased size and duration of later-stage clinical trials.

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

Convertible notes fair value adjustment

We recorded the convertible notes issued in October 2022 (the “October 2022 Convertible Notes”), April 2023 (the “April 2023 Convertible Notes”), November 2023 (the “November 2023 Convertible Notes”), February 2024 (the “February 2024 Convertible Notes”, or the “2024 Bridge Financing Notes”), May 2024 (the “May 2024 Convertible Notes”), June 2024 (the “June 2024 Convertible Notes”), and July 2024 (the “July 2024 Convertible Notes”) (collectively, “Legacy Adagio Convertible Notes”), at fair value at issuance and subsequently remeasure them to fair value at each reporting period. The change in fair value of the Convertible Securities Notes, including amounts related to interest, is recorded in “Convertible notes fair value adjustment.”

In connection with the execution of the Business Combination Agreement, the Convert Investors executed the Convertible Security Subscription Agreement, pursuant to which ListCo issued on the Closing Date to the Convert Investors the Convertible Securities Notes, which will be convertible into shares of our Common Stock at a conversion price of $10.00 per share, subject to adjustment, and the Convert Warrants, each Convert Warrant being exercisable on a cashless basis or for cash at a price of $24.00 per share, subject to adjustment. Such $20.0 million of financing in the form of Convertible Securities Notes includes the conversion of the 2024 Bridge Financing Notes into Convertible Securities Notes and Convert Warrants at Closing.

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

Results of Operations

Comparison for the year ended December 31, 2025 (Successor) to the periods from January 1, 2024 to July 30, 2024 (Predecessor) and from July 31, 2024 to December 31, 2024 (Successor).

The following table sets forth a summary of our results of operations, expressed as percentages of net revenue (in thousands):

	For the year ended December 31,
	2025	2024
	Successor	Successor	Predecessor	Change
		July 31 to December 31	January 1 to July 30
Revenue	$—	$269	$333	$(602)	(100%)
Cost of revenue and operating expenses:
Cost of revenue	684	1,937	1,381	(2,634)	(79)
Research and development	10,639	4,634	7,585	(1,580)	(13)
Selling, general, and administrative	10,567	6,976	13,047	(9,456)	(47)
Impairment - Goodwill	—	30,324	—	(30,324)	(100)
Impairment - Intangible assets, net	—	18,878	—	(18,878)	(100)
Total cost of revenue and operating expenses	21,890	62,749	22,013	(13,670)	(16)
Loss from operations	(21,890)	(62,480)	(21,680)	13,068	(16)
Other income (expense):
Convertible notes fair value adjustment	(980)	929	2,059	(3,968)	(133)
Warrant liabilities fair value adjustment	20	6,576	191	(6,747)	(100)
Interest expense	(2,906)	(1,105)	(1,818)	17	(1)
Interest income	477	420	3	54	13
Other (expense) income, net	195	1,897	(33)	(1,669)	(90)
Total other income (expense), net	(3,194)	8,717	402	(12,313)	(135)
Net (loss) income	$(25,084)	$(53,763)	$(21,278)	$755	(1)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(100)	1	3	(104)	n.m.
Comprehensive (loss) income	$(25,184)	$(53,762)	$(21,275)	$651	(1%)

n.m. = not meaningful

Revenue

Revenue was nil for the year ended December 31, 2025 (Successor), compared to $0.3 million and $0.3 million for the periods from July 31, 2024 to December 31, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), respectively, representing a decrease of $0.6 million. The decrease was primarily due to the repurchase of previously sold inventory during the year ended December 31, 2025 (Successor), which offset gross sales. This inventory buyback was undertaken in connection with our pause in commercial activity in Europe.

Costs of revenue and operating expenses

Cost of revenue

Cost of revenue was $0.7 million for the year ended December 31, 2025 (Successor), compared to $1.9 million and $1.4 million for the periods from July 31, 2024 to December 31, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), respectively, representing a decrease of $2.6 million, or 79%. The decrease was primarily attributable to a pause in commercial activity in Europe during 2025 and the related impact of an inventory buyback conducted in connection thereto.

Research and development expenses

Research and development expenses were $10.6 million for the year ended December 31, 2025 (Successor), compared to $4.6 million and $7.6 million for the period from July 31, 2024 to December 31, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), respectively, representing a decrease of $1.6 million, or 13%. This decrease was primarily driven by a $1.0 million decrease in quality assurance costs, a $0.5 million decrease in pre-clinical trial costs and other research and development costs, and a $0.1 million decrease in operations costs.

The following is a breakdown of our research and development costs by type of expense:

	Year Ended December 31,
	2025	2024
	Successor	Successor	Predecessor
		July 31 to December 31	January 1 to July 30
Pre-clinical trial costs and other research and development costs	$2,929	$1,677	$1,732
Clinical trial costs	4,537	1,920	2,619
Quality assurance costs	1,773	981	1,764
Operational costs	1,400	56	1,470
Total research and development expenses	$10,639	$4,634	$7,585

Our clinical trial expenses relate to trials for our iCLAS atrial ULTA catheter and system (CYROCURE-2), iCLAS atrial ULTA catheter and system (iCLAS for persistent atrial fibrillation), vCLAS ventricular ULTA catheter (CYROCURE-VT), vCLAS ventricular ULTA catheter (FULCRUM-VT), and PFCA catheter. Clinical trial costs include the expenses related to clinical trial studies and other related expenses. Quality assurance includes regulatory fees and third-party service fees. Pre-clinical trial costs and other research and development costs include the expenses resulting from professional fees, prototypes, and animal testing. Operational costs include expenses related to product manufacturing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $10.6 million for the year ended December 31, 2025 (Successor), compared to $7.0 million and $13.0 million for the periods from July 31, 2024 to December 31, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), respectively. The decrease in selling, general and administrative expenses of $9.5 million, or 47%, was primarily due to the absence of SPAC-related corporate expenses that were incurred in the periods from July 31, 2024 to December 31, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor) compared to the year ended December 31, 2025 (Successor) and a decrease in payroll and personnel expenses related to lower headcount during the year ended December 31, 2025.

Impairment – Goodwill

We recorded a $30.3 million Goodwill impairment charge in 2024, with no comparable charges in 2025. Refer to Note 7 – Goodwill, net and Intangible Assets, net in our consolidated financial statements for additional details.

Impairment - Intangible assets, net

We recorded intangible asset impairment charges of $18.9 million in 2024, with no comparable charges in 2025. Refer to Note 7 – Goodwill, net and Intangible Assets, net in our consolidated financial statements for additional details.

Convertible notes fair value adjustment

The change in convertible notes fair value resulted in a loss of $1.0 million for the year ended December 3, 2025. The change in convertible notes fair value resulted in a gain of $0.9 million and $2.1 million for the period from July 31, 2024 to December 31, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), respectively. The changes in fair value were primarily driven by changes in the Company’s common stock price.

Warrant liabilities fair value adjustment

The change in fair value of warrant liabilities resulted in a gain of $20 thousand for the year ended December 31, 2025, compared to a gain of $6.6 million and $0.2 million for the periods from July 31, 2024 to December 31, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), respectively. The changes in fair value were primarily driven by changes in the Company’s common stock price.

Interest expense

Interest expense was $2.9 million for the year ended December 31, 2025 (Successor) and $1.1 million and $1.8 million for the periods from July 31, 2024 to December 31, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), respectively. The decrease of $17 thousand, or 1%, was related to interest incurred from the April 2023 Convertible Notes, November 2023 Convertible Notes, February 2024 Convertible Notes, May 2024 Convertible Notes, June 2024 Convertible Notes, July 2024 Convertible Notes, and the Convertible Securities Notes.

Interest income

Interest income was $0.5 million for the year ended December 31, 2025 (Successor) and $0.4 million and $3.0 thousand for the period from July 31, 2024 to December 31, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), respectively. The increase in interest income of $54 thousand was primarily due to the increase of cash balances in an asset management account.

Other income (expense), net

Other income, net was $0.2 million for the year ended December 31, 2025 (Successor). Other income, net was $1.9 million and other expense, net was $33.0 thousand for the periods from July 31, 2024 to December 31, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), respectively. This net decrease in other income of $1.7 million was primarily attributable to a tax benefit in the prior period of $1.9 million as a result of the reversal of a portion of the deferred tax liability associated with the impairment of certain of our indefinite-lived intangibles in the period from July 31, 2024 to December 31, 2024 (Successor), partially offset by foreign currency unrealized and realized gains/losses.

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

As of December 31, 2025, and December 31, 2024, we had cash and cash equivalents of $17.1 million and $20.6 million, respectively. For the year ended December 31, 2025 (Successor), net losses were $25.1 million. For the period from July 31, 2024 to December 31, 2024 (Successor) and from January 1, 2024 to July 30, 2024 (Predecessor), net losses were $53.8 million and $21.3 million, respectively. For the year ended December 31, 2025 (Successor) and the period from July 31, 2024 to December 31, 2024 (Successor) and the period from January 1, 2024 to July 30, 2024 (Predecessor), net cash used in operating activities was $19.0 million, $13.5 million, and $16.0 million, respectively.

On October 20, 2025, we announced the closing of the Private Placement (as defined below) which resulted in up front, aggregate gross proceeds of approximately $19 million.

As of December 31, 2025 (Successor), we had current obligations consisting primarily of $1.1 million of accounts payable, $7.0 million of accrued liabilities, $0.2 million of operating lease liabilities, current, and cash and cash equivalents of $17.1 million. We do not believe our existing cash and cash equivalents will be sufficient to fund operations for at least the next twelve months from the issuance date of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe that this raises substantial doubt about our ability to continue as a going concern. See “—Going Concern and Operating Outlook.”

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

2025 PIPE Offering

On October 14, 2025, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited healthcare investors (the “Purchasers”) pursuant to which we issued and sold to the Purchasers in a private placement (the “Private Placement”): (i) 9,792,506 shares (the “Shares”) of our common stock, par value $0.0001 per share (the “Common Stock”), or pre-funded warrants (the “Pre-Funded Warrants”) to purchase shares of Common Stock in lieu thereof, and (ii) accompanying (a) Tranche A Warrants to purchase an aggregate of 6,012,943 shares of Common Stock (or pre-funded warrants in lieu thereof) (the “Tranche A Warrants”), (b) Tranche B Warrants to purchase an aggregate of 6,012,943 shares of Common Stock (or pre-funded warrants in lieu thereof) (the “Tranche B Warrants”) and (c) Tranche C Warrants to purchase an aggregate of 6,012,943 shares of Common Stock (or pre-funded warrants in lieu thereof) (the “Tranche C Warrants” and, together with the Tranche A and Tranche B Warrants, the “Milestone Warrants”), for aggregate gross proceeds of approximately $19 million (excluding up to approximately $31 million of additional aggregate gross proceeds that may be received in the future upon the cash exercise in full of the Milestone Warrants issued in the Private Placement), before deducting placement agent fees and other expenses payable by us. Each Share and each Pre-Funded Warrant sold pursuant to the Securities Purchase Agreement was accompanied by one Tranche A Warrant, one Tranche B Warrant and one Tranche C Warrant. The combined purchase price of each Share and accompanying Milestone Warrants is $1.9403 and (which includes $0.2303 for the Milestone Warrants sold with each Share in accordance with the rules and regulations of The Nasdaq Stock Market LLC). The combined purchase price of each Pre-Funded Warrant and accompanying Milestone Warrant is $1.9402 (equal to the combined purchase price per Share and accompanying Milestone Warrants, minus $0.001). Entities affiliated with Perceptive Advisors LLC, an affiliate of ours, purchased Pre-Funded Warrants and Milestone Warrants for an aggregate purchase price of $4,250,000.

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

Refer to Note 10 – Warrants in our consolidated financial statements for additional details.

Future Funding Requirements

Our primary uses of capital are, and we expect will continue to be, investment in clinical research and development, marketing and physician education, legal and other regulatory expenses, commercial activities, general administrative costs and working capital.

We will require additional capital to fund continued clinical activities for our next-generation product, to fund our manufacturing activities, to fund precommercial activities of our programs and for working capital and general corporate purposes. The assessment of our ability to meet our future obligations is inherently judgmental, subjective and susceptible to change.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of medical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

●	our revenue growth;
●	our research and development efforts;
●	our sales and marketing activities;
●	our ability to raise additional funds to finance our operations;
●	the outcome, costs and timing of any clinical trial results for our current or future products;
●	the emergence and effect of competing or complementary products;
●	the availability and amount of reimbursement for procedures using our products;
●	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
●	our ability to retain our current employees and the need and ability to hire additional management and sales, scientific and medical personnel;
●	the terms and timing of any collaborative, licensing or other arrangements that we have or may establish;
●	debt service requirements; and
●	the extent to which we acquire or invest in businesses, products or technologies.

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

The October 2022 Convertible Notes were also amended to be subordinate to the April 2023 Convertible Notes (as described below) and provide for the conversion of all principal and accrued interest in respect of all the October 2022 Convertible Notes into shares of Series E Preferred Stock of Legacy Adagio in connection with the Business Combination. (refer to Note 9 - Debt in our consolidated financial statements for additional details).

In November 2023 and February 2024, the October 2022 Convertible Notes were further amended to also subordinate the November 2023 Convertible Notes and the 2024 Bridge Financing Note. Upon the consummation of the Business Combination, all principal and accrued interest in respect of the October 2022 Convertible Notes were converted into shares of Legacy Adagio common stock when multiplied by the exchange ratio applicable to the Legacy Adagio common stock in the Business Combination, which entitled the holder of this note to receive a number of shares of the same class of common stock that were issued in the 2024 PIPE Financing equal to the then outstanding principal amount and any accrued and unpaid interest under this note, divided by 75% of the effective price of each share of common stock sold in the 2024 PIPE Financing. Further, on the Closing Date, Legacy Adagio common stocks were converted to our common stock based on the exchange ratio set forth in the Business Combination Agreement.

Upon the consummation of the Business Combination, the October 2022 Convertible Notes automatically converted into 1,444,899 shares of our common stock.

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

In November 2023, the April 2023 Notes were amended to align certain terms to the November 2023 Notes (refer to Note 9 - Debt in our consolidated financial statements for additional details).

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

In December 2023, the November 2023 Notes were amended to permit the issuance of a delayed draw commitment in the original amount of $6.0 million. On December 13, 2023, and December 28, 2023, Legacy Adagio drew the principal amount of $1.0 million and $2.0 million, respectively. As of July 30, 2024, $8.0 million of the convertible promissory note had been drawn. The combined $6.0 million convertible promissory notes were issued pursuant to the clause and terms in the November 2023 Notes agreement (refer to Note 9 - Debt in our consolidated financial statements for additional details).

Upon the consummation of the Business Combination, the November 2023 Convertible Notes automatically converted into shares of Company common stock that were issued in the 2024 PIPE Financing in an amount equal to the principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the 2024 PIPE Financing.

May 2024 Convertible Notes

On May 21, 2024, Legacy Adagio issued a $3.0 million convertible promissory note to Perceptive PIPE Investor, referred to herein as the May 2024 Convertible Notes, that matured upon the termination of the Business Combination Agreement in accordance with its terms. It accrued simple interest at eight percent (8.0%) per annum.

Upon the consummation of the Business Combination, the May 2024 Convertible Notes automatically converted into shares of Company common stock that were issued in the 2024 PIPE Financing in an amount equal to the principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the 2024 PIPE Financing.

June 2024 Convertible Notes

On June 25, 2024, Legacy Adagio issued a $2.5 million convertible promissory note to Perceptive PIPE Investor, referred to herein as the June 2024 Convertible Notes, that matured upon the termination of the Business Combination Agreement in accordance with its terms. It accrued simple interest at eight percent (8.0%) per annum.

Upon the consummation of the Business Combination, the June 2024 Convertible Notes automatically converted into shares of Company common stock that were issued in the 2024 PIPE Financing in an amount equal to the principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the 2024 PIPE Financing.

July 2024 Convertible Notes

On July 23, 2024, Legacy Adagio issued a $1.0 million convertible promissory note to Perceptive PIPE Investor, referred to herein as the July 2024 Convertible Notes, that matured upon the termination of the Business Combination Agreement in accordance with its terms. It accrued simple interest at eight percent (8.0%) per annum.

Upon the consummation of the Business Combination, the July 2024 Convertible Notes automatically converted into shares of Company common stock that were issued in the 2024 PIPE Financing in an amount equal to the principal amount and any accrued and unpaid interest, divided by the effective price of the securities sold in the 2024 PIPE Financing.

Pursuant to the Business Combination Agreement, the outstanding $29.5 million principal along with the accrued but unpaid interest of the Bridge Financing Notes was converted in exchange for 4,372,607 shares of our common stock and 3,540,000 Base Warrants as part of the 2024 PIPE Financing.

February 2024 Convertible Notes

On February 13, 2024, Legacy Adagio issued to the Perceptive PIPE Investor a principal of $7.0 million convertible promissory note, referred to herein as the February 2024 Convertible Notes, that matured upon the termination of the Business Combination Agreement in accordance with its terms. The February 2024 Convertible Notes accrued simple interest at eight percent (8.0%) per annum.

Upon the consummation of the Business Combination, the February 2024 Convertible Notes were automatically transferred to us in connection with the issuance of the Convertible Securities Notes to Perceptive PIPE Investor, pursuant to, and in accordance with, the note purchase agreement and the Convertible Security Subscription Agreement. Any interest accrued on the principal amount of the February 2024 Convertible Notes was forfeited in connection with the transfer of the notes to us.

On the Closing Date, $7.0 million of the February 2024 Convertible Notes was converted into $7.0 million Convertible Securities Notes and 525,000 Convert Warrants.

SVB Term Loan

In February 2023, Legacy Adagio entered into an agreement with Silicon Valley Bank to borrow an initial term loan advance of $3.0 million and a right to borrow a subsequent term loan advance of $2.0 million (“SVB Term Loan”). The loans matured on January 1, 2025. In conjunction with the SVB Term Loan, Legacy Adagio issued Silicon Valley Bank warrants to acquire 32,720 shares of common stock in February 2023 and distributed additional warrants to acquire 16,360 shares of common stock as of December 31, 2023 (“SVB Warrants”). Prior to the Closing of the Business Combination, the existing SVB Term Loan of Legacy Adagio as of July 30, 2024, had a net balance of $1.0 million, including $1.0 million of principal payment due within twelve months with an unamortized debt discount of $9.7 thousand. The unpaid principal and accrued interest were carried as assumed liabilities to us and paid at the Closing. (Refer to Note 9 - Debt in our consolidated financial statements for additional details).

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

The $20.0 million Convertible Securities Notes are convertible into shares of our common stock at a conversion price of $10.00 per share, subject to adjustment per the terms of the agreement, and the 1,500,000 warrants, each of which are exercisable on a cashless basis or for one share of our common stock at $24.00 per share, subject to adjustment. The Convertible Securities Notes have a maturity of three years and nine months after the Closing and interest will be payable in cash or compound as additional principal outstanding which accrues on a quarterly basis.

Cash Flows

The following table shows a summary of our cash flows for each of the periods shown below:

	Year Ended December 31,
	2025	2024
	Successor	Successor	Predecessor
		July 31 to December 31	January 1 to July 30
Net cash used in operating activities	$(19,014)	$(13,469)	$(15,990)
Net cash used in investing activities	(374)	(1,280)	(368)
Net cash provided by financing activities	16,134	—	15,633
Effect of foreign currency translation on cash	(227)	181	24
Net change in cash and cash equivalents	$(3,481)	$(14,568)	$(701)

Comparison of the Year Ended December 31, 2025 (Successor) to the Periods from January 1, 2024 to July 30, 2024 (Predecessor) and from July 31, 2024 to December 31, 2024 (Successor)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 (Successor) was $19.0 million, consisting primarily of a net loss of $25.1 million, adjusted for certain non-cash items of $3.4 million and net changes in operating assets and liabilities of $2.7 million. Non-cash items primarily consisted of $1.0 million in depreciation, $1.5 million in stock-based compensation, a change in fair value of convertible notes payable of $1.0 million, and a change in fair value of warrant liabilities of $20 thousand. Changes in operating assets and liabilities were primarily driven by a $3.3 million increase in accrued liabilities, a $2.9 million increase in other accrued liabilities, a $0.9 million decrease in inventory, and a $0.9 million decrease in prepaid expenses and other current assets, partially offset by a $3.6 million decrease in other long-term liabilities and a $1.8 million decrease in accounts payable.

Net cash used in operating activities for the period from July 31, 2024 to December 31, 2024 (Successor) was $13.5 million, consisting primarily of a net loss of $53.8 million, adjusted for certain non-cash items of $42.5 million, and net by change in our net operating assets and liabilities of $2.2 million. Non-cash items primarily consisted of a $30.3 million impairment charge to goodwill, a $18.9 million impairment charge to intangible assets and $0.7 million in depreciation and amortization; offset by offset by a gain of $0.9 million from the change in fair value of convertible notes payable, and a gain of $6.6 million from the change in fair value of warrant liabilities. Changes in our net operating assets and liabilities were primarily due to a $1.4 million increase in inventory, offset by $1.9 million decrease in accounts payable, a $0.9 million increase in prepaid expenses and other current assets.

Net cash used in operating activities for the period from January 1, 2024 to July 30, 2024 (Predecessor) was $16.0 million consisting primarily of a net loss of $21.3 million, adjusted for certain non-cash items of $0.8 million, and net changes in our operating assets and liabilities of $6.1 million. Non-cash items primarily consisted of $0.6 million in depreciation and amortization, $0.6 million in stock-based compensation, noncash operating lease expense of $0.1 million, and loss on disposal of property and equipment of $0.1 million; offset by a gain of $2.1 million from the change in fair value of convertible notes payable, and a gain of $0.2 million from the change in fair value of warrant liabilities. Changes in our net operating assets and liabilities were primarily due to a $7.4 million increase in accrued transaction costs, the increase in accrued liabilities of $0.5 million and a $1.7 million increase in other accrued liabilities, which were primarily driven by the increase in transaction costs related to the Business Combination, the increase in accrued variable compensation related to the Business Combination, and the increase in interest related the convertible notes; offset by a $2.6 million decrease in accounts payable, $0.8 million increase in inventory, which were primarily driven by the payment of accounts payable related to the Business combination and an increase in inventory purchases.

Cash Flow Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 (Successor) was $0.4 million. Net cash used in investing activities for the periods from July 31, 2024 to December 31 2024 (Successor) and January 1, 2024 to July 30, 2024 (Predecessor) was $1.3 million and $0.4 million, respectively. The decrease was primarily due to lower purchases of property and equipment during the period.

Cash Flow Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 (Successor) was $16.1 million, primarily due to proceeds from the 2025 PIPE Financing, net of $2.9 million of issuance costs.

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

Our significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements. These are the policies that we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Stock-Based Compensation

We recognize compensation expense for all stock-based awards issued to employees and non-employees based on the estimated grant-date fair value, which is recognized as expense on a straight-line basis over the requisite service period. We have elected to recognize forfeitures as they occur. The fair value of stock options is determined using the Black-Scholes-Merton option-pricing model. The determination of fair value for stock-based awards on the date of grant using an option-pricing model requires management to make certain assumptions including expected volatility, expected term, risk-free interest rate and expected dividends in addition to our common stock valuation. Refer to Note 14 - Stock-Based Compensation.

We do not have sufficient historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term of options and have opted to use the “simplified method,” whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. Based on the lack of historical data of volatility for our common stock, we base our estimate of expected volatility on an average of the historical volatility of comparable public medical technology companies that reflect volatility characteristics relevant to our expected volatility analysis. The dividend yield is based upon the assumption that we will not declare a dividend over the life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for bonds with maturities consistent with the expected term of the related award.

Due to the absence of an active market for Legacy Adagio common stock, we utilized methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation to estimate the fair value of Legacy Adagio common stock. In determining the exercise prices for options granted, we considered the fair value of the common stock as of the grant date. The fair value of the common stock is determined based upon a variety of factors, including our financial position, historical performance and operating results, our stage of development, the progress of our research and development programs, the prices at which we sold our convertible preferred stock, the superior rights, preferences and privileges of our convertible preferred stock relative to its common stock, external market conditions affecting the medical technologies industry, the lack of marketability of the Legacy Adagio common stock, prospects of a transaction and market performance of peer companies. Significant changes to the key assumptions underlying the factors used could result in different fair values of Legacy Adagio at each valuation date.

Impairment of Intangible Assets

Intangible assets with finite useful lives are amortized on a straight-line basis over their estimated useful lives. In determining the estimated useful lives of definite-lived intangibles, we consider the nature, competitive position, life cycle position and expected future operating cash flows of the acquired asset, as well as its commitment to support these assets through continued investment and legal infringement protection.

Our intangible assets subject to amortization and other long-lived assets, are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. We review definite lived intangible assets for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair values and the loss is recognized in the consolidated statements of operations and comprehensive loss.

For the period from January 1, 2024 to July 30, 2024 (Predecessor) and for the year ended December 31, 2025 (Successor), we determined that there was no impairment of definite-lived intangible assets. We determined that as of December 31, 2024, the fair value of our definite lived intangible assets was less than the carrying amount. As a result, we recorded a $3.8 million impairment charge during the period from July 31, 2024 to December 31, 2024 (Successor). The impairment was driven by a sustained decline in our share price and market capitalization.

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

For the period from January 1, 2024 to July 30, 2024 (Predecessor) and for the year ended December 31, 2025 (Successor), we determined that there was no impairment of indefinite-lived intangible assets. We determined that as of December 31, 2024, the fair value of our indefinite-lived intangible assets was less than the carrying amount. As a result, we recorded a $15.1 million impairment charge during the period from July 31, 2024 to December 31, 2024 (Successor). The impairment was driven by a sustained decline in our share price and market capitalization.

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

For the period from January 1, 2024 to July 30, 2024 (Predecessor) and for the year ended December 31, 2025 (Successor), we determined that there was no goodwill impairment. We determined that as of December 31, 2024, our fair value was less than our carrying amount. As a result, we recorded a $30.3 million goodwill impairment charge during the period from July 31, 2024 to December 31, 2024 (Successor). The impairment was driven by a sustained decline in our share price and market capitalization.

Term Loan (Predecessor)

Legacy Adagio accounts for the Predecessor term loan at residual value on the date of issuance. The expected life of the term loan is the contractual term ending on the maturity date. Legacy Adagio classifies the term loan as current liabilities within twelve months of the maturity date or when otherwise due. Interest expense is recognized in the consolidated statements of operations and comprehensive loss over the contractual term of the loan. Refer to Note 9 - Debt in our consolidated financial statements for additional information related to the term loan.

Warrants

We have Milestone Warrants (as defined below) issued along with the 2025 PIPE Pre-funded Warrants (as defined below) issued in the 2025 PIPE Financing (as defined below), which are classified as equity. We have Convert Warrants (as defined below) issued along with the Convertible Securities Notes, and PIPE Pre-funded Warrants (as defined below) issued in the 2024 PIPE Financing (as defined below), which are classified as liabilities. We also have PIPE Base Warrants (as defined below) issued in the 2024 PIPE Financing, which are classified as equity. Legacy Adagio had certain common stock warrants (“SVB Warrants”) issued along with the SVB Term Loan (as defined below) and pre-funded warrants to purchase Series E preferred stock (“Series E Pre-funded Warrants”), which were both classified as liabilities.

We determine the classification of warrants based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments and meet all of the requirements for equity classification, including whether the warrants are indexed to our own shares of common stock, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are classified as liabilities and are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the liability-classified warrants are recognized in warrant liabilities fair value adjustment in the consolidated statements of operations and comprehensive loss.

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

Convertible Preferred Stock (Predecessor)

We record the Legacy Adagio convertible preferred stock at fair value on the dates of issuance, net of issuance costs. Upon the occurrence of certain events that are outside the Legacy Adagio’s control, including a deemed liquidation event, holders of the convertible preferred stock can cause redemption for cash. Each share of preferred stock would automatically be converted into shares of Legacy Adagio common stock at the then effective conversion rate immediately upon the earlier of (i) the election of the holders of a majority of the outstanding shares of preferred stock, voting as a separate class on an as-converted to common stock basis, or (ii) the closing of the sale of the Legacy Adagio’s common stock in a firm commitment, underwritten public offering registered under the Securities Act of 1933, as amended, with aggregate offering proceeds to Legacy Adagio (before deduction for underwriters’ discounts and expenses relating to the issuance) of at least $75.0 million and a public offering price per share equal to at least $67.83 (subject to adjustments for stock dividends, splits, combinations and similar events).

As the Legacy Adagio preferred stock was considered to be contingently redeemable, the Legacy Adagio preferred stock was classified outside of permanent equity.

Fair Value Option for Convertible Notes

As permitted under ASC 825, Financial Instruments (“ASC 825”), Legacy Adagio elected the fair value option to account for the October 2022 Convertible Notes, the April 2023 Convertible Notes, the November 2023 Convertible Notes, the February 2024 Convertible Notes, the May 2024 Convertible Notes, the June 2024 Convertible Notes, and the July 2024 Convertible Notes (collectively, “Legacy Adagio Convertible Notes”), and we elected the fair value option to account for the Convertible Securities Notes, in order to measure those liabilities at amounts that more accurately reflect the current economic environment in which the we and Legacy Adagio operated.

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

Recent Accounting Pronouncements

Refer to Note 2 - Summary of Significant Accounting Policies in our consolidated financial statements for a description of recent accounting pronouncements applicable to our financial statements.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements And Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Adagio Medical Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Adagio Medical Holdings, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, consolidated statements of convertible preferred stock and stockholders’ equity (deficit), and consolidated statements of cash flows for the periods January 1 to December 2025 and July 31 to December 31, 2024 (Successor), January 1 to July 30, 2024 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the periods January 1 to December 2025 and July 31 to December 31, 2024 (Successor), January 1 to July 30, 2024 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as Company’s auditor since 2023.

Whippany, New Jersey

March 26, 2026

PCAOB ID No. 100

Adagio Medical Holdings Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	Successor	Successor
	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$17,105	$20,586
Accounts receivable, net	—	35
Inventory, net	1,672	2,566
Prepaid expenses	989	1,940
Other current assets	316	222
Total current assets	20,082	25,349
Property and equipment, net	1,535	1,961
Right-of-use assets, net	697	188
Intangible assets, net	6,969	6,969
Goodwill, net	13,967	13,967
Other assets	3	14
Total assets	$43,253	$48,448
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,082	$2,840
Accrued liabilities	6,996	3,676
Operating lease liabilities, current	155	143
Other accrued liabilities	—	1,104
Total current liabilities	8,233	7,763
Operating lease liabilities, long-term	563	46
Convertible notes payable, net	21,040	16,076
Warrant liabilities	132	152
Deferred tax liabilities, net	883	883
Other long-term liabilities	—	3,616
Total liabilities	30,851	28,536
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value; 210,000,000 shares authorized at December 31, 2025 and December 31, 2024; 22,210,459 and 15,198,232 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	108,108	90,495
Accumulated other comprehensive (loss) income	(99)	1
Accumulated deficit	(95,609)	(70,586)
Total stockholders’ equity	12,402	19,912
Total liabilities and stockholders’ equity	$43,253	$48,448

The accompanying notes are an integral part of these consolidated financial statements.

Adagio Medical Holdings Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Years Ended December 31
	2025	2024
	Successor	Successor	Predecessor
		July 31 to December 31	January 1 to July 30
Revenue	$—	$269	$333
Cost of revenue and operating expenses:
Cost of revenue	684	1,937	1,381
Research and development	10,639	4,634	7,585
Selling, general, and administrative	10,567	6,976	13,047
Impairment - Goodwill	—	30,324	—
Impairment - Intangible assets, net	—	18,878	—
Total cost of revenue and operating expenses	21,890	62,749	22,013
Loss from operations	(21,890)	(62,480)	(21,680)
Other (expense) income:
Convertible notes fair value adjustment	(980)	929	2,059
Warrant liabilities fair value adjustment	20	6,576	191
Interest expense	(2,906)	(1,105)	(1,818)
Interest income	477	420	3
Other (expense) income, net	195	1,897	(33)
Total other (loss) income, net	(3,194)	8,717	402
Net loss	$(25,084)	$(53,763)	$(21,278)
Other comprehensive loss:
Foreign currency translation adjustment	(100)	1	3
Comprehensive loss	$(25,184)	$(53,762)	$(21,275)

Basic net loss per share	$(1.51)	$(3.38)	$(26.08)
Diluted net loss per share	$(1.51)	$(3.70)	$(26.08)
Weighted-average shares outstanding – Basic	16,577,126	14,772,692	815,854
Weighted-average shares outstanding – Diluted	16,577,126	14,772,692	815,854

The accompanying notes are an integral part of these consolidated financial statements.

Adagio Medical Holdings Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Year Ended December 31, 2025
							Accumulated
					Additional		Other	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2024 (Successor)	—	$—	15,198,232	$2	$90,495	$(70,586)	$1	$19,912
Foreign currency translation adjustment	—	—	—	—	—	61	(100)	(39)
Issuance of common shares, pre-funded warrants and warrants, net of $2,865 issuance costs	—	—	5,798,072	—	16,134			16,134
Exercise of pre-funded warrants	—	—	1,030,822	—				—
Issuance of Waiver Shares	—	—	183,333	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,479	—	—	1,479
Net loss	—	—	—	—	—	(25,084)	—	(25,084)
Balance as of December 31, 2025 (Successor)	—	$—	22,210,459	$2	$108,108	$(95,609)	$(99)	$12,402

	Year Ended December 31, 2024
							Accumulated
					Additional		Other	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance as of December 31, 2023 (Predecessor)	4,939,946	$91,469	779,908	$1	$1,608	$(133,649)	$17	$(132,023)
Foreign currency translation adjustment	—	—	—	—	—	—	3	3
Exchange preferred stock for pre-funded warrants	(207,902)	(4,686)	—	—	4,332	—	—	4,332
Stock option exercises	—	—	305	—	9	—	—	9
Stock-based compensation	—	—	—	—	642	—	—	642
Net loss	—	—	—	—	—	(21,278)	—	(21,278)
Balance as of July 30, 2024 (Predecessor)	4,732,044	$86,783	780,213	$1	$6,591	$(154,927)	$20	$(148,315)

							Accumulated
					Additional		Other	Total
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of July 31, 2024 (Successor)	—	$—	13,387,636	$1	$89,786	$(16,823)	$—	$72,964
Foreign currency translation adjustment	—	—	—	—	—	—	1	1
Exercise of pre-funded warrants	—	—	663,096	1	709			710
Issuance of Sponsor Earnout	—	—	1,147,500	—	—	—	—	—
Net income	—	—	—	—	—	(53,763)	—	(53,763)
Balance as of December 31, 2024 (Successor)	—	$—	15,198,232	$2	$90,495	$(70,586)	$1	$19,912

The accompanying notes are an integral part of these consolidated financial statements.

Adagio Medical Holdings Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31
	2025	2024
	Successor	Successor	Predecessor
		July 31 to December 31	January 1 to July 30
Cash flows from operating activities:
Net loss	$(25,084)	$(53,763)	$(21,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	970	740	646
Non-cash operating lease expense	—	56	98
Stock-based compensation	1,479	—	642
Provision for inventory impairment	—	(4)	15
Amortization of term loan discount	—	—	10
Loss on disposal of property and equipment	—	—	62
Impairment - Goodwill	—	30,324	—
Impairment - Intangible assets, net	—	18,878	—
Change in fair value of convertible notes payable	980	(929)	(2,059)
Change in fair value of warrant liabilities	(20)	(6,576)	(191)
Net change in operating assets and liabilities:
Accounts receivable, net	38	67	(32)
Inventory, net	931	1,399	(773)
Prepaid expenses and other current assets	867	(886)	(95)
Accounts payable	(1,756)	(1,933)	(2,628)
Accrued liabilities	3,300	127	511
Accrued transaction costs	—	3	7,446
Other accrued liabilities	2,877	1,001	1,734
Operating lease liabilities	20	(56)	(98)
Other long-term liabilities	(3,616)	—	—
Deferred taxes	—	(1,917)	—
Net cash used in operating activities	(19,014)	(13,469)	(15,990)
Cash flows from investing activities:
Purchases of property and equipment	(374)	(1,280)	(368)
Net cash used in investing activities:	(374)	(1,280)	(368)
Cash flows from financing activities:
Proceeds from the issuance of common shares, pre-funded warrants and warrants, net of $2,865 issuance costs	16,134	—	—
Proceeds from issuance of convertible notes payable	—	—	16,500
Repayment of non-convertible term loan	—	—	(867)
Net cash provided by financing activities	16,134	—	15,633
Effect of foreign currency translation on cash and cash equivalents	(227)	181	24
Net change in cash and cash equivalents	(3,481)	(14,568)	(701)
Cash and cash equivalents, at beginning of period	20,586	35,154	1,383
Cash and cash equivalents, at end of period	$17,105	$20,586	$682

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$85
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$—	$—	$(216)
Lease liabilities recorded for operating lease right-of-use assets	$—	$—	$216
Exchange preferred stock for pre-funded warrants	$—	$—	$4,332

The accompanying notes are an integral part of these consolidated financial statements.

Adagio Medical Holding, Inc.

Notes to Consolidated Financial Statements

(audited)

Note 1 - Description of Organization and Business Operations

Our Company

Adagio Medical Holdings, Inc. (formerly known as Aja Holdco, Inc.), together with its wholly-owned subsidiaries (collectively, the “Company” or the “Successor”), is a medical technology company focused on the development and commercialization of ablation technologies for the treatment of cardiac arrhythmias. The Company is currently focused on the treatment of ventricular arrhythmias with its purpose-built vCLAS™ Cryoablation System, which is CE Marked and is currently under evaluation in the Company’s FULCRUM-VT U.S. Investigational Device Exemption (“IDE”) Pivotal Study, which completed enrollment in October 2025. In April 2025, the Company received Breakthrough Device designation from the U.S. Food and Drug Administration (“FDA”) for the Company’s vCLAS™ Cryoablation System for the treatment of drug-refractory, recurrent, sustained monomorphic ventricular tachycardia in patients with ischemic or non-ischemic structural heart disease. The Company’s technologies are based on its proprietary ultra-low temperature cryoablation (“ULTA”) platform, which is designed to produce durable, contiguous, transmural lesions anywhere in the heart using the Company’s differentiated catheters and consoles. Legacy Adagio (as defined below) received CE Mark in Europe for its iCLAS™ Cryoablation System for atrial fibrillation and vCLAS™ Cryoablation System for ventricular tachycardia (“VT”) in June 2020 and March 2024, respectively. The Company is also currently developing a next-generation ULTA technology for VT, the design of which is faster, smaller and more flexible than its predecessor vCLAS device. This next-generation device, which was designed to improve customer usability, requires only a single freeze. The Company has also developed pulsed field cryoablation (“PFCA”), a dual therapy platform technology that combines the Company’s proprietary ultralow temperature technology with pulsed field ablation (“PFA”). The Company is headquartered in Laguna Hills, California.

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

Refer to Note 3 - Forward Merger for details of the Business Combination.

The Company’s Common Stock (as defined below) began trading on the Nasdaq Capital Market on August 1, 2024, under the symbol “ADGM”.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” ) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has limited revenue and has experienced recurring operating losses and negative cash flows from operations since its inception and anticipates that it will continue to do so for at least the next several years.

As of December 31, 2025, the Company had cash and cash equivalents of $17.1 million and an accumulated deficit of $95.6 million. For the year ended December 31, 2025 (Successor), and for the periods from July 31, 2024 to December 31, 2024 (Successor), and January 1, 2024 to July 30, 2024 (Predecessor), net loss was $25.1 million, $53.8 million, and $21.3 million, respectively.

In October 2025, the Company announced a private placement of its common stock (or pre-funded warrants to purchase common stock in lieu thereof) and accompanying warrants to purchase shares of common stock, for aggregate gross proceeds of approximately $19 million (excluding up to approximately $31 million of additional aggregate gross proceeds that may be received in the future upon the cash exercise in full of the Milestone Warrants (as defined below) issued in the Private Placement (as defined below).

Pursuant to ASC 205-40, Presentation of Financial Statements — Going Concern, the Company evaluates at each annual and interim reporting period whether conditions or events, considered in the aggregate, raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. As of the report date, the Company does not believe its existing cash and cash equivalents are sufficient to fund its operating and capital expenditure requirements for at least 12 months from the date of issuance of these audited consolidated financial statements. Based on its current plans and forecasted expenses, the Company expects that its cash and cash equivalents as of the report date, will enable the Company to fund its planned operating expenses and capital expenditure requirements into the third quarter of 2026. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected. Until the Company can generate sufficient revenue, the Company will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

As a result of the Business Combination, for accounting purposes, ListCo is the acquirer and Legacy Adagio is the accounting acquiree and predecessor. The financial statement presentation includes the financial statements of Legacy Adagio as “Predecessor” for the periods prior to the Closing Date (the “Predecessor Period(s)”), and of the Company as “Successor” for the periods after the Closing Date (the “Successor Period(s)”), including the consolidation of Legacy Adagio and ARYA. The Successor Period includes results of operations and cash flows for the periods from July 31, 2024, through December 31, 2025.

As a result of the application of the acquisition method of accounting as of the Closing Date of the Business Combination, the accompanying consolidated statements of operations and comprehensive loss, consolidated statements of convertible preferred stock and stockholders’ equity (deficit), and consolidated statements of cash flows include a black line division that indicates that the Predecessor and Successor reporting entities shown are presented on a different basis and are therefore, not comparable.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase, including its money market account, to be cash equivalents. All of the Company’s cash equivalents have liquid markets. Cash deposits held in accounts at each United States financial institution are insured up to $0.25 million by the Federal Deposit Insurance Corporation (FDIC). Cash deposits held in accounts at each European Union financial institution are insured up to €0.1 million by the Deposit Guarantee Scheme. The Company maintains its cash in bank deposit accounts that, at times, may exceed the stated insured limits. Any loss incurred or lack of access to uninsured funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows. Management does not expect any losses on such accounts. Cash and cash equivalents were $17.1 million and $20.6 million as of December 31, 2025 and 2024, respectively.

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

Revenue Recognition

The Company generates product revenue primarily from the sale of catheters (the “Consumables”) used with the Company’s consoles. The Company sells its products directly to hospitals and medical centers. To a lesser extent, the Company also generates lease revenue from the implied rental of consoles loaned to customers at no charge.

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

The Company’s customer contracts generally have performance obligations that contain deliverables consisting of the Consumables and may also include consoles loaned to customers. The Company evaluates each promise within a multiple-performance obligation arrangement to determine whether it represents a distinct performance obligation. The primary performance obligations in the Company’s customer arrangements, from which it derives revenue, is the sale of the Consumables.

When the Company loans the Console to the customer, it retains title to the Console at all times and does not require minimum purchase commitments from the customer related to any Consumables. In such cases, the Company invoices the customer for the Consumables based on customer orders received. Over time, the Company expects to recover the cost of the loaned Console through the customer’s continued purchasing and use of additional Consumables. For these reasons, the Company has determined that part of the arrangement consideration for the Consumables is an implied rental payment for use of the Console. Therefore, the Company allocates the arrangement consideration between the lease components (i.e., the Console) and non-lease components (i.e., the Consumables) based on the relative estimated standalone selling price of each distinct performance obligation consistent with ASC 842, Leases and ASC 606. As no revenue was recognized during the year ended December 31, 2025 (Successor), no revenue was allocated to the lease components during this period. Revenue allocated to the lease components was immaterial for the periods from January 1, 2024 to July 30, 2024 (Predecessor) and July 31, 2024 to December 31, 2024 (Successor).

Revenue from sales to customers of the Consumables is classified as revenue in the Company’s consolidated statements of operations and comprehensive loss. The delivery of the Consumables are performance obligations satisfied at a point in time, when the control of the goods is transferred to the customer (i.e., FOB Shipping Point). Revenue is recognized when control is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the product.

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

For the year ended December 31, 2025 (Successor) no revenue was recognized. For the periods from January 1, 2024 to July 30, 2024 (Predecessor) and from July 31, 2024 to December 31, 2024 (Successor), revenue was generated only from European markets.

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

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years, or, in the case of leasehold improvements, over the remaining life of the lease term. In January 2024, the Company changed its estimate of the useful life of its consoles from five years to three years. As a result of this change in estimate, the Company recorded catch-up depreciation, which increased depreciation expense during the period from January 1, 2024 to July 30, 2024 (Predecessor).

Property and equipment include equipment that is loaned to customers and located at customer premises. The Company retains ownership of the equipment (consoles) held by customers and has the right to remove the equipment if it is not being utilized according to expectations.

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

The Company’s intangible assets subject to amortization and other long-lived assets, are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. The Company reviews long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair value and the loss is recognized in the consolidated statements of operations and comprehensive loss.

For the year ended December 31, 2025 (Successor) and for the period from January 1, 2024 to July 30, 2024 (Predecessor), the Company determined that there was no impairment of definite-lived intangible assets. The Company determined that as of December 31, 2024, the fair value of its definite lived intangible assets was less than the carrying amount. As a result, the Company recorded a $3.8 million impairment charge during the period from July 31, 2024 to December 31, 2024 (Successor). The impairment was driven by a sustained decline in the Company’s share price and market capitalization.

Indefinite-lived intangible assets consist of In-Process Research and Development (“IPR&D”). Intangible assets with indefinite lives are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. If, based on the qualitative assessment, the Company determines that it is more likely than not that the asset’s fair value is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company performs a quantitative impairment test. The quantitative impairment test consists of a one-step analysis that compares the fair value of the indefinite-lived intangible asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized for the amount of the excess.

For the year ended December 31, 2025 (Successor) and for the period from January 1, 2024 to July 30, 2024 (Predecessor), the Company determined that there was no impairment of indefinite-lived intangible assets. The Company determined that as of December 31, 2024, the fair value of its indefinite-lived intangible assets was less than the carrying amount. As a result, the Company recorded a $15.1 million impairment charge during the period from July 31, 2024 to December 31, 2024 (Successor). The impairment was driven by a sustained decline in the Company’s share price and market capitalization.

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

For the period from January 1, 2024 to July 30, 2024 (Predecessor) and for the year ended December 31, 2025 (Successor), the Company determined that there was no goodwill impairment. The Company determined that as of December 31, 2024, its fair value was less than the carrying amount. As a result, the Company recorded a $30.3 million goodwill impairment charge during the period from July 31, 2024 to December 31, 2024 (Successor). The impairment was driven by a sustained decline in the Company’s share price and market capitalization.

Concentrations

The Company had three suppliers exceed 10% of total accounts payable as of December 31, 2025 (Successor), representing 74% of accounts payable.

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

For the year ended December 31, 2025 (Successor), and for the periods from January 1, 2024 to July 30, 2024 (Predecessor) and July 31, 2024 to December 31, 2024 (Successor), the Company determined that no impairment of long-lived assets was indicated.

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

The Company’s implied rental agreements for its consoles qualify as operating leases and as such, revenue is recognized in accordance with ASC 842, Leases and ASC 606, Revenue from Contracts with Customers. As no revenue was recognized during the year ended December 31, 2025 (Successor), no revenue was allocated to the lease components during this period. Revenue allocated to the lease components was not significant for the periods from January 1, 2024 to July 30, 2024 (Predecessor) and July 31, 2024 to December 31, 2024 (Successor).

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

Fair Value Option for Convertible Notes

As permitted under ASC 825, Financial Instruments (“ASC 825”), Legacy Adagio elected the fair value option to account for the convertible notes issued in October 2022 (the “October 2022 Convertible Notes”), April 2023 (the “April 2023 Convertible Notes”), November 2023 (the “November 2023 Convertible Notes”), February 2024 (the “February 2024 Convertible Notes”, or the “2024 Bridge Financing Notes”), May 2024 (the “May 2024 Convertible Notes”), June 2024 (the “June 2024 Convertible Notes”), and July 2024 (the “July 2024 Convertible Notes”) (collectively, “Legacy Adagio Convertible Notes”), and the Company elected the fair value option to account for the Convertible Securities Notes, in order to measure those liabilities at amounts that more accurately reflect the current economic environment in which the Legacy Adagio and the Company operated.

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

Warrants

The Company has Milestone Warrants (as defined below) issued along with the 2025 PIPE Pre-funded Warrants (as defined below) issued in the 2025 PIPE Financing (as defined below), which are classified as equity. The Company has Convert Warrants (as defined below) issued along with the Convertible Securities Notes, and PIPE Pre-funded Warrants (as defined below) issued in the 2024 PIPE Financing (as defined below), which are classified as liabilities. The Company also has PIPE Base Warrants (as defined below) issued in the 2024 PIPE Financing, which are classified as equity. Legacy Adagio had certain common stock warrants (“SVB Warrants”) issued along with the SVB Term Loan (as defined below) and pre-funded warrants to purchase Series E preferred stock (“Series E Pre-funded Warrants”), which were both classified as liabilities.

The Company determines the classification of warrants based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments and meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are classified as liabilities and are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the liability-classified warrants are recognized in warrant liabilities fair value adjustment in the consolidated statements of operations and comprehensive loss.

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

Term Loan (Predecessor)

The Company accounts for the SVB Term Loan at residual value on the date of issuance. The expected life of the term loan is the contractual term ending on the maturity date. The Company classifies the term loan as current liabilities within twelve months of the maturity date or when otherwise due. Interest expense is recognized in the consolidated statements of operations and comprehensive loss over the contractual term of the loan. Refer to Note 9 - Debt for additional information related to the term loan.

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

The Company does not have sufficient historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term of options and has opted to use the “simplified method,” whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. Based on the lack of historical data of volatility for the Company’s common stock, the Company bases its estimate of expected volatility on an average of the historical volatility of comparable public medical technology companies that reflect volatility characteristics relevant to the Company’s expected volatility analysis. The dividend yield is based upon the assumption that the Company will not declare a dividend over the life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for bonds with maturities consistent with the expected term of the related award. Refer to Note 14 - Stock-Based Compensation.

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

ASU 2019-12, Simplifying the Accounting for Income Taxes, was adopted in the first quarter of 2021 and the Company has recorded franchise taxes not based on income outside of income tax expense. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets and did not recognize any interest or penalties in its consolidated statements of operations and comprehensive loss for the year ended December 31, 2025 (Successor) and for the periods from January 1, 2024 to July 30, 2024 (Predecessor) and July 31, 2024 to December 31, 2024 (Successor), respectively.

To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits. Refer to Note 16 - Income Taxes for additional details.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update ASU 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This new standard will be effective for public reporting for the annual periods beginning the year ended December 31, 2025. The new standard permits early adoption and can be applied prospectively or retrospectively. The Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09, effective January 1, 2025.

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

Prior to the annual general meeting, holders of 2,707,555 shares of ARYA’s redeemable Class A ordinary shares exercised their right to redeem such shares for cash at a redemption price of $11.56 per share, for an aggregate redemption amount of $31.3 million.

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

The acquired intangible assets consist of developed technology and IPR&D, which were valued at $26.2 million at the Closing using the cost approach. This approach considers an asset’s replacement cost (direct and indirect) adjusted, where applicable, for obsolescence to estimate the replacement cost of the asset’s current service potential (i.e., remaining useful life and cash-flow generating capacity). Obsolescence for an acquired intangible asset may include functional (technological) obsolescence and economic (external) obsolescence. The Company has determined the estimated useful life of five years for developed technology based on consideration of the economic benefit of the asset. Refer to Note 7- Goodwill, net and Intangible Assets, net for details.

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

Assets and liabilities recognized at fair value on a recurring basis in the consolidated balance sheets consist of cash equivalents, common stock warrant liabilities, pre-funded warrant liabilities, and convertible notes payables. These items are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The following tables summarize the Company’s financial instruments at fair value based on the fair value hierarchy for each class of instrument (in thousands):

December 31, 2025 (Successor)	Level 1	Level 2	Level 3
Assets:
Money Market Account	$16,710	$—	$—
Liabilities:
Convertible Securities Notes (including accrued interest)	$—	$—	$21,040
Convert Warrants	$—	$—	$132

December 31, 2024 (Successor)	Level 1	Level 2	Level 3
Assets:
Money Market Account	$19,014	$—	$—
Liabilities:
Convertible Securities Notes (including accrued interest*)	$—	$—	$17,180
Convert Warrants	$—	$—	$152
*Accrued interest as of December 31, 2024 is recorded within “Other Accrued Liabilities.”

There were no transfers made among the three levels in the fair value hierarchy for the year ended December 31, 2025 (Successor), and for the periods from July 31, 2024 to December 31, 2024 (Successor), and January 1, 2024 to July 30, 2024 (Predecessor).

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

The Company utilized the binomial lattice model to value the Convertible Securities Notes at the Closing Date as of December 31, 2025 and December 31, 2024. The following table summarizes the significant inputs as of the valuation dates:

	Successor	Successor
Convertible Securities Notes	December 31, 2025	December 31, 2024
Stock price	$1.04	$1.05
Discount rate	26.3%	20.6%
Expected term (years)	2.33	3.33
Risk-free interest rate	3.44%	4.20%
Volatility	70%	60%

The following table presents changes in the Level 3 convertible promissory notes measured at fair value for the period from July 31, 2024 to December 31, 2024 (Successor) (in thousands):

Convertible Securities Notes - July 31, 2024 to December 31, 2024 (Successor)
Balance (beginning of period)	$17,005
Accrued interest	1,104
Fair value measurement adjustments	(929)
Balance (end of year*)	$17,180
*As of December 31, 2024, the balance includes accrued interest, which is recorded within “Other Accrued Liabilities.”

The following table presents changes in the Level 3 convertible promissory notes measured at fair value for the year ended December 31, 2025 (Successor) (in thousands):

Convertible Securities Notes - Year Ended December 31, 2025 (Successor)
Balance (beginning of year*)	$17,180
Accrued interest	2,880
Fair value measurement adjustments	980
Balance (end of year)	$21,040
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

As of July 31, 2024, prior to the Closing, the Company estimated the fair value of Series E Pre-funded Warrants based on the observed closing stock price of ARYA as of July 31, 2024, multiplied by the actual number of shares that the Series E Pre-funded Warrants converted into. The estimated fair value of the Series E Pre-funded Warrants as of June 30, 2024 and July 31, 2024, prior to the Closing was $0.3 million and $0.2 million, respectively. The change in fair value for the period from July 1, 2024, to July 30, 2024 (Predecessor) was $0.1 million.

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

The SVB Warrants were terminated prior to the consummation of the Business Combination as the fair market value of Legacy Adagio common stock was lower than the warrant exercise price before the Closing. Refer to Note 10 - Warrants for additional information.

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

The Convert Warrants are classified as Level 3 measurements within the fair value hierarchy. The Company utilized the Black-Scholes-Merton option model to value the Convertible Securities Notes as of December 31, 2025 and December 31, 2024. The following table summarizes the significant inputs as of the valuation dates:

	Successor	Successor
Convert Warrants	December 31, 2025	December 31, 2024
Common stock price	$1.04	$1.05
Expected volatility	70.0%	65.0%
Risk free rate	3.72%	4.36%
Expected dividend yield	—%	—%
Expected term (years)	5.58	6.58

The following table presents changes in the Level 3 Convert Warrants measured at fair value for the period from July 31, 2024 to December 31, 2024 (Successor) (in thousands):

Convert Warrants - July 31, 2024 to December 31, 2024 (Successor)
Balance (beginning of period)	$2,996
Fair value measurement adjustments	(2,844)
Balance (end of year)	$152

The following table presents changes in the Level 3 Convert Warrants measured at fair value for the year ended December 31, 2025 (Successor) (in thousands):

Convert Warrants - Year Ended December 31, 2025 (Successor)
Balance (beginning of year)	$152
Fair value measurement adjustments	(20)
Balance (end of year)	$132

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

The following table presents changes in the Level 3 PIPE Pre-funded Warrants measured at fair value for the period from July 31, 2024 to December 31, 2024 (Successor) (in thousands):

PIPE Pre-funded Warrants - July 31, 2024 to December 31, 2024 (Successor)
Balance (beginning of period)	$4,442
Exercises	(710)
Fair value measurement adjustments	(3,732)
Balance (end of year)	$—

Note 5 - Inventory, net

Inventory as of December 31, 2025 and December 31, 2024 consists of the following (in thousands):

	Successor	Successor
	December 31,	December 31,
	2025	2024
Raw materials	$1,423	$1,683
Work-in-Process	163	388
Finished goods	86	495
Total inventory	$1,672	$2,566

Obsolete and expired inventory are expensed as incurred. Inventory is recorded net of obsolescence and manufacturing scrap of $0.3 million and $0.9 million as of December 31, 2025 (Successor) and December 31, 2024 (Successor), respectively. As of December 31, 2025 and December 31, 2024, all of the Company’s inventory consisted of catheters and consoles.

Note 6 - Property and Equipment

The Company’s property and equipment, net, as of December 31, 2025 and December 31, 2024 consists of the following (in thousands):

	Successor	Successor
	December 31,	December 31,
	2025	2024
Consoles	$2,199	$3,060
Machinery and equipment	1,036	709
Leasehold improvements	296	306
Tools and molds	233	257
Computer equipment	250	205
Demo equipment	66	66
Furniture and fixtures	65	49
Vehicles	39	39
Total property and equipment	4,184	4,691
Less: accumulated depreciation	(2,649)	(2,730)
Property and equipment, net	$1,535	$1,961

Depreciation expense was $0.9 million, $0.7 million and $0.3 million for the year ended December 31, 2025 (Successor), and for the periods from July 31, 2024 to December 31, 2024 (Successor), and January 1, 2024 to July 30, 2024 (Predecessor), respectively.

Note 7 – Goodwill, net and Intangible Assets, net

The Company’s intangible assets, net as of December 31, 2025 and December 31, 2024 consists of the following (in thousands):

	Successor
	December 31, 2025
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

There was no amortization of intangible assets for the year ended December 31, 2025 (Successor).

For the period from January 1, 2024 to July 30, 2024 (Predecessor), the Company performed a qualitative assessment of its indefinite-lived intangible assets for impairment and determined that no indicators of impairment were present. Based on this assessment, the Company concluded that it was not more likely than not that the fair value of the indefinite-lived intangible assets was less than their carrying amounts. Accordingly, no quantitative impairment testing was required. No impairment charges related to indefinite-lived intangible assets were recorded during the period from January 1, 2024 to July 30, 2024 (Predecessor).

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

During the year ended December 31, 2025 (Successor), the Company performed a qualitative assessment of its indefinite-lived intangible assets for impairment and determined that no indicators of impairment were present. Based on this assessment, the Company concluded that it was not more likely than not that the fair value of the indefinite-lived intangible assets was less than their carrying amounts. Accordingly, no quantitative impairment testing was required. No impairment charges related to indefinite-lived intangible assets were recorded during the year ended December 31, 2025 (Successor).

The following table presents the changes in goodwill (in thousands):

	Successor
	December 31, 2025
	Carrying Amount	Impairment	Net Carrying Amount
Goodwill	$13,967	$—	$13,967

	Successor
	December 31, 2024
	Carrying Amount	Impairment	Net Carrying Amount
Goodwill	$44,291	$(30,324)	$13,967

For the period from January 1, 2024 to July 30, 2024 (Predecessor), the Company performed a qualitative assessment of goodwill for impairment and determined that no indicators of impairment were present. Based on this assessment, the Company concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. Accordingly, no quantitative impairment testing was required. No impairment charges related to goodwill were recorded during the period from January 1, 2024 to July 30, 2024 (Predecessor).

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

During the year ended December 31, 2025, the Company performed a qualitative assessment of goodwill for impairment and determined that no indicators of impairment were present. Based on this assessment, the Company concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. Accordingly, no quantitative impairment testing was required. No impairment charges related to goodwill were recorded during the year ended December 31, 2025 (Successor).

Note 8 - Accrued Liabilities

The following table presents details of accrued liabilities as of December 31, 2025 and December 31, 2024 (in thousands):

	Successor	Successor
	December 31,	December 31,
	2025	2024
Accrued deferred professional fees	$3,616	$—
Compensation and related expenses	1,533	2,622
Research and development expenses	1,436	775
Other	411	279
Total accrued liabilities	$6,996	$3,676

Note 9 - Debt

Outstanding debt as of December 31, 2025 and December 31, 2024 consists of the following (in thousands):

	Successor	Successor
	December 31, 2025	December 31, 2024
Convertible Securities Notes (including accrued interest*)	$21,040	$17,180
Total outstanding debt	$21,040	$17,180

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

The 1,500,000 Convert Warrants, each of which is exercisable on a cashless basis or for one share of the Company’s common stock at $24.00 per share, subject to adjustment. The Convertible Securities Notes have a maturity of three years and nine months after the Closing and interest will be payable in cash or compound as additional principal outstanding which accrues on a quarterly basis. At the Company’s option, payment of interest can either be (i) made quarterly in cash, or (ii) compound and become additional principal of the Convertible Securities Notes. As of December 31, 2025, the Company does not anticipate making a cash interest payment within the next 12 months.

The conversion of the February 2024 Convertible Notes was carried out on the same terms as the other Convert Investors executing the Convertible Security Subscription Agreement.

For the year ended December 31, 2025 (Successor), the Company recognized interest expense of $2.9 million.

For the periods from July 31, 2024 to December 31, 2024 (Successor), the Company recognized interest expense of $1.1 million.

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

Series E Pre-funded Warrants (Predecessor)

On June 25, 2024, in conjunction with the Series E Preferred Stock exchange agreement (refer to Note 13 - Mezzanine Equity and Stockholders’ Equity), Legacy Adagio issued to a certain investor 207,902 shares of pre-funded warrants to purchase 207,902 shares of Series E Preferred Stock, in exchange of the investor’s existing holding of 207,902 shares of Series E Preferred Stock.

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

Convert Warrants (Successor)

As mentioned in Note 9 - Debt, the Company issued $20.0 million of Convertible Securities Notes and 1,500,000 Convert Warrants at the Closing. Each of the Convert Warrants is exercisable on a cashless basis or for one share of the Company’s common stock at an exercise price of $24.00 per share, subject to adjustment. The Convert Warrants expire on the seventh anniversary from of issuance date.

2024 PIPE Pre-funded Warrants (Successor)

As set forth in the agreement of the 2024 PIPE Pre-Funded Warrants, the 2024 PIPE Pre-Funded Warrants are exercisable on a cashless basis or on a gross basis for one share of the Company’s common stock at an exercise price of $0.01 per share, subject to adjustments. The Company may be required to cash settle the 2024 PIPE Pre-funded Warrants when it fails to timely deliver shares to the holder who exercises the 2024 PIPE Pre-funded Warrants or upon the occurrence of a fundamental transaction.

On December 26, 2024, 670,000 2024 PIPE Pre-Funded Warrant shares were exercised on a cashless basis for 663,096 shares of the Company’s common stock. The exercise price for the 2024 PIPE Pre-Funded Warrants was $0.9705 per share.

As of December 31, 2025, and December 31, 2024, there were no 2024 PIPE Pre-Funded Warrants outstanding.

PIPE Base Warrants (Successor)

On the Closing Date, the Company issued 3,540,000 Base Warrants along with 4,372,607 shares of the Company’s common shares to settle the outstanding principal and accrued interest of the Bridge Financing Notes.

The Company also issued 3,345,069 Base Warrants along with 3,287,018 shares of the Company’s common stock and 670,000 2024 PIPE Pre-Funded Warrants to PIPE Investors for cash proceeds received in the 2024 PIPE Financing.

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

2025 PIPE Milestone and Pre-Funded Warrants (Successor)

On October 14, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited healthcare investors (the “Purchasers”) pursuant to which it issued and sold to the Purchasers in the Private Placement: (i) 9,792,506 shares (the “Shares”) of its common stock, par value $0.0001 per share (the “Common Stock”), or pre-funded warrants (the “2025 PIPE Pre-Funded Warrants”) to purchase shares of Common Stock in lieu thereof, and (ii) accompanying (a) Tranche A Warrants to purchase an aggregate of 6,012,943 shares of Common Stock (or pre-funded warrants in lieu thereof) (the “Tranche A Warrants”), (b) Tranche B Warrants to purchase an aggregate of 6,012,943 shares of Common Stock (or pre-funded warrants in lieu thereof) (the “Tranche B Warrants”) and (c) Tranche C Warrants to purchase an aggregate of 6,012,943 shares of Common Stock (or pre-funded warrants in lieu thereof) (the “Tranche C Warrants” and, together with the Tranche A and Tranche B Warrants, the “Milestone Warrants”), for aggregate gross proceeds of approximately $19 million (excluding up to approximately $31 million of additional aggregate gross proceeds that may be received in the future upon the cash exercise in full of the Milestone Warrants issued in the Private Placement), before deducting placement agent fees and other expenses payable by the Company. Each Share, or Pre-Funded Warrant in lieu thereof, sold pursuant to the Securities Purchase Agreement was accompanied by one Tranche A Warrant, one Tranche B Warrant and one Tranche C Warrant. The combined purchase price of each Share and accompanying Milestone Warrants is $1.9403 and (which includes $0.2303 for the Milestone Warrants sold with each Share in accordance with the rules and regulations of The Nasdaq Stock Market LLC). The combined purchase price of each Pre-Funded Warrant and accompanying Milestone Warrant is $1.9402 (equal to the combined purchase price per Share and accompanying Milestone Warrants, minus $0.0001).

Each Milestone Warrant is exercisable for one share of Common Stock at an exercise price of $1.71 per share. The Milestone Warrants will expire upon the earlier of (i) five years from the date of issuance or (ii) (a) for the Tranche A Warrants, the date that is thirty (30) days following its announcement of results from the Company’s FULCRUM-VT IDE pivotal clinical trial, (b) for the Tranche B Warrants, the date that is thirty (30) days following its announcement of FDA approval of the vCLAS Cryoablation System, and (c) for the Tranche C Warrants, the date that is thirty (30) days following the Company’s announcement of FDA approval of its second generation vCLAS catheter system. The 2025 PIPE Pre-Funded Warrants are exercisable for one share of Common Stock at an exercise price of $0.0001 per share. The 2025 PIPE Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the 2025 PIPE Pre-Funded Warrants are exercised in full.

A holder (together with its affiliates) of the 2025 PIPE Pre-Funded Warrants or Milestone Warrants, as the case may be, may not exercise any portion of the 2025 PIPE Pre-Funded Warrants or Milestone Warrants to the extent that the holder would own more than 4.99% (or, at the holder’s option upon issuance, 9.99%) of the Company’s outstanding Common Stock immediately after exercise, which percentage may be changed at the holder’s election to a lower or higher percentage not in excess of 19.99% upon 61 days’ notice to the Company subject to the terms of the 2025 PIPE Pre-Funded Warrants or the Milestone Warrants. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a Milestone Warrant, after the deadline for effectiveness of the registration statement to be filed pursuant to the Registration Rights Agreement, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of Common Stock determined according to a formula set forth in the Milestone Warrants, provided that such cashless exercise shall only be permitted if, at the time of such exercise, there is no effective registration statement registering the resale of shares of Common Stock underlying the Milestone Warrants or if the prospectus contained in such registration statement is not available for the resale of shares of Common Stock underlying the Milestone Warrants by the Milestone Warrant holder.

In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a Pre-Funded Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of Common Stock determined according to a formula set forth in the 2025 PIPE Pre-Funded Warrants.

In accordance with ASC 815-40, the Company determined that the Milestone Warrants and the 2025 PIPE Pre-Funded Warrants issued in connection with the 2025 PIPE Financing are indexed to the Company’s common stock and qualify for equity classification. Accordingly, the warrants are accounted for as equity and initially measured at fair value.

The Milestone Warrants and the 2025 PIPE Pre-Funded Warrants meet the indexation and settlement guidance in ASC 815 because they can be exercised at any time during the exercise period without contingencies and are exercisable for a fixed number of shares at fixed exercise prices, with any adjustments, such as antidilution and alternative issuance adjustments, consistent with ASC 815 guidance, which does not preclude equity classification. The Milestone Warrants are exercisable for an aggregate of 18,038,829 shares of the Company’s common stock, and the Pre-Funded Warrants are exercisable for 3,994,434 shares of common stock, representing the maximum number of shares issuable under the agreements. As of December 31, 2025, the Company had sufficient authorized shares available to settle the Milestone Warrants and the 2025 PIPE Pre-Funded Warrants, and all the adjustments are in the control of the Company, further supporting the equity classification.

In December 2025, 1,030,822 2025 PIPE Pre-Funded Warrant shares were exercised on a cash basis for 1,030,822 shares of the Company’s common stock. The exercise price for the 2025 PIPE Pre-Funded Warrants was $0.0001 per share.

As of December 31, 2025, there were 2,963,612 2025 PIPE Pre-Funded Warrants outstanding.

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

As of December 31, 2025, the Company did not have any related party leases. The sublease agreement with Fjord expired on March 31, 2024. Refer to Note 17 - Related Party Transactions for additional information.

As of December 31, 2025 and December 31, 2024, the Company does not have any finance or short-term leases and has not entered into leases which have not yet commenced that would entitle the Company to significant rights or create additional obligations as of December 31, 2025 and December 31, 2024.

The following table summarizes quantitative information of the Company’s operating leases for the year ended December 31, 2025 and for the periods from January 1, 2024 to July 30, 2024 (Predecessor) and from July 31, 2024 to December 31, 2024 (Successor):

	Year ended December 31,
	2025	2024
	Successor	Successor	Predecessor
In thousands		July 31 to December 31,	January 1 to July 30
Operating cash flows paid for operating leases	$302	$63	$108
Weighted average remaining lease term (years)	3.9	1.3	1.7
Weighted average discount rate	8%	8%	8%

The Company did not incur any variable lease cost for the year ended December 31, 2025 (Successor) and for the periods from January 1, 2024 to July 30, 2024 (Predecessor) and from July 31, 2024 to December 31, 2024 (Successor).

The following table presents the future minimum payments under the non-cancellable operating leases as of December 31, 2025 (in thousands):

Year ending December 31, 2026	$205
Year ending December 31, 2027	197
Year ending December 31, 2028	206
Year ending December 31, 2029	214
Year ending December 31, 2030	18
Total undiscounted future cash flows	840
Less: imputed interest	(122)
Total operating lease liability	$718

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

Convertible Preferred Stock (Predecessor)

Legacy Adagio classified convertible preferred stock as temporary equity on the accompanying consolidated balance sheets, as all such preferred stock was redeemable either at the option of the holder or upon an event outside the control of Legacy Adagio. The requirements of a deemed liquidation event, as defined within its amended and restated certificate of incorporation filed in November 2020, were not entirely within Legacy Adagio’s control. In the event of such a deemed liquidation event, the proceeds from the event would have been distributed in accordance with the liquidation preferences, provided that the holders of preferred stock had not converted their shares into common stock. Legacy Adagio recorded the issuance of preferred stock at the issuance price less related issuance costs. Legacy Adagio had not adjusted the carrying value of outstanding preferred stock to its liquidation preference because a deemed liquidation event was not probable as of the end of the reporting period.

During the period from January 1, 2024 to July 30, 2024 (Predecessor), the following transactions were executed:

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

The following table summarizes information related to the issuance of Legacy Adagio’s preferred stock as of July 30, 2024 (Predecessor) (in thousands, except share and per share data):

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

Common Stock (Successor)

As of December 31, 2025 (Successor), the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 210,000,000 of common stock at a par value of $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2025 (Successor), 22,210,459 shares were issued and outstanding, including 1,147,500 Sponsor Earnout (as defined below).

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

The holders of the Company’s common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the Company’s Board of Directors. As of December 31, 2025 (Successor), no cash dividend has been declared to date. Each share of the Company’s common stock is entitled to one vote.

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

The table below summarizes the Company’s reserved common stock for further issuance as of December 31, 2025 (Successor) and December 31, 2024 (Successor):

	Successor	Successor
	December 31, 2025	December 31, 2024
Base Warrants	7,528,727	7,528,727
2025 PIPE Pre-funded Warrants	2,963,612	—
Convertible Securities Notes	3,231,327	3,231,327
2025 PIPE Milestone Warrants	18,038,829	—
Convert Warrants	1,500,000	1,500,000
Company’s common stock issuable upon the exercise of outstanding options Legacy Adagio’s equity plans that were assumed in the Business Combination	7,587	7,587
Common stock reserved for future issuance under the 2024 Equity Incentive Plan	6,197,737	4,472,592
Common stock reserved for future issuance under the 2024 Key Employee Equity Incentive Plan	3,354,444	3,354,444
Common stock reserved for future issuance under the 2024 Employee Stock Purchase Plan	441,293	441,293
Common stock reserved for future issuance	43,263,556	20,535,970

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

Stock-Based Compensation Expense

The following table summarizes the total stock-based compensation expense related to stock options recorded in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025 (Successor), and for the periods from July 31, 2024 to December 31, 2024 (Successor), and January 1, 2024 to July 30, 2024 (Predecessor) (in thousands):

	Year Ended December 31,
	2025	2024
	Successor	Successor	Predecessor
		July 31 to December 31	January 1 to July 30
Research and development	$314	$—	$527
Selling, general, and administration	1,165	—	115
Total stock-based compensation expense	$1,479	$—	$642

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

During the year ended December 31, 2025, the Company granted 5,777,965 awards under this plan.

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

The Company has not granted any awards under this plan as of December 31, 2025.

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

The Company has not granted any purchase rights under this plan as of December 31, 2025.

The following table summarizes stock option activity during the year ended December 31, 2025 (Successor):

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Life (years)	(in thousands)
Outstanding, December 31, 2024 (Successor)	7,587	$—	—	$—
Options granted	5,777,965	0.95	—	—
Outstanding, December 31, 2025 (Successor)	5,785,552	$0.95	9.20	$703
Options vested, December 31, 2025 (Successor)	2,057,844	$0.93	9.17	$272
Options vested and exercisable, December 31, 2025 (Successor)	5,785,552	$0.95	9.20	$703

As discussed above, the Company has not granted any options under the 2024 Key Employee Equity Incentive Plan and the 2024 Employee Stock Purchase Plan.

As of December 31, 2025, the total unrecognized stock-based compensation expense related to unvested stock options  was $2.6 million.

Note 15 – Loss Per Share (“LPS”)

Predecessor

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per common share excludes the potential impact of the Company’s convertible preferred stock, common stock warrants, and common stock options because the Company’s net losses would cause such shares to be anti-dilutive. Therefore, as the Company recorded net losses in the periods presented, basic and diluted net loss per common share are the same.

Predecessor
(amounts in thousands, except share and per share data)	January 1 to July 30, 2024
Numerator:
Net loss attributable to common stockholders	$(21,278)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders - basic and diluted	815,854
Net income loss per share attributable to common stockholders - basic and diluted	$(26.08)

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

Under the two-class method, undistributed earnings allocated to these participating securities were subtracted from net income in determining net income attributable to common stockholders. In periods of net loss, losses are allocated to the participating security only if the security has not only the right to participate in earnings, but also a contractual obligation to share in the Company’s losses. As the Company incurred a net loss for the period from July 31, 2024 to December 31, 2024 (Successor), the Convertible Securities Notes were not considered participating securities, and were excluded from the two-class method LPS calculation for those periods.

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

The following table sets forth the computation of basic earnings per share attributable to common stockholders and the participating securities for the periods presented (in thousands, except share and per share data):

Basic LPS:

	Successor
	July 31, 2024 to December 31, 2024
(amounts in thousands, except share and per share data)	Common Shares	Convertible Securities Notes	Sponsor Earnout
Numerator:
Net loss allocated to each class of participating securities	$(49,888)	$—	$(3,875)
Denominator:
Weighted-average shares outstanding	14,772,692	—	—
Shares issuable to Convertible Securities Notes	—	—	—
Sponsor Earnout	—	—	1,147,500
Net loss per share attributable to each class of participating securities – Basic	$(3.38)	$—	$(3.38)

Successor
(amounts in thousands, except share and per share data)	Year Ended December 31, 2025
Numerator:
Net loss	$(25,084)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders - Basic	16,577,126

Net loss per share attributable to common stockholders - Basic	$(1.51)

The following table sets forth the computation of basic loss per share attributable to common stockholders and the participating securities for the periods presented (in thousands, except share and per share data):

Diluted LPS:

	Successor	Successor
(amounts in thousands, except share and per share data)	Year Ended December 31, 2025	July 31 to December 31
Numerator:
Net loss – Basic	$(25,084)	$(53,763)
Less: Adjustment for fair value changes to convertible securities notes	—	(929)
Net loss attributable to common stockholders – Diluted	$(25,084)	$(54,692)

Denominator:
Weighted-average shares outstanding – Basic	16,577,126	14,772,692
Weighted-average effect of shares issuable to Convertible Securities Notes (if-converted method)	—	—
Weighted-average shares outstanding – Diluted	16,577,126	14,772,692

Net loss per share attributable to common shares – Diluted (if-converted method)	$(1.51)	$(3.70)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would be anti-dilutive:

	Successor	Successor
	December 31,	December 31,
	2025	2024
2025 Milestone Warrants	18,038,829	—
Base Warrants	7,528,727	7,528,727
Convert Warrants	1,500,000	1,500,000
Earn-out Shares, subject to vesting conditions	1,147,500	1,147,500
Stock options issued in connection with the Business Combination	7,587	7,587
Total potentially dilutive securities	28,222,643	10,183,814

Note 16 - Income Taxes

The Company accounts for income taxes in accordance with ASC 740. Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. The Company currently has a full valuation allowance against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the year ended December 31, 2025  (Successor) there was no material change from periods from January 1, 2024 to July 30, 2024 (Predecessor) and July 31, 2024 to December 31, 2024 (Successor), in the amount of the Company’s deferred tax assets that are not considered to be more likely than not to be realized in future years.

For the year ended December 31, 2025 (Successor), the effective tax rate for the Company’s operations was 21.0%. The effective tax rate differed from the U.S. federal statutory rate primarily due to a change in the valuation allowance that offset the tax benefit on the current period pre-tax loss.

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

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2020-2025 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2021-2025 remain open.

The components of pretax loss from operations for the years ended December 31, 2025 and 2024 are as follows (dollars in thousands):

	2025	2024
	Successor	Successor	Predecessor
Years ended December 31,		July 31 to December 31	January 1 to July 30
U.S.	$(25,239)	$(76,889)	$—
Foreign	(83)	(22)	—
Pretax loss from operations	$(25,322)	$(76,911)	$—

There was no income tax provision for the year ended December 31, 2025 and 2024. Current income taxes are based upon the year’s income taxable for federal, state and foreign tax reporting purposes. Deferred income taxes are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. Deferred tax assets and liabilities are computed for differences between the consolidated financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income, and include NOL carryforwards and R&D tax credit carryforwards.

The Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09, effective January 1, 2025.

The following table presents a reconciliation of income tax computed at the U.S. federal statutory tax rate to the total income tax benefit for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Years Ended December 31
	2025		2024
	Successor		Successor		Predecessor
			July 31 to December 31		January 1 to July 30
Years ended December 31,	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Income tax benefit at federal statutory rate	$(5,318)	21.0%	$(16,151)	21.0%	$—	—%
Adjustments for tax effects of:
State income taxes net of federal benefit (*)		—
Foreign tax effects (Germany)	14	(0.1)
Permanent adjustments	—	—%	687	(0.9)%	—	—%
Goodwill impairment	—	—%	6,368	(8.3)%	—	—%
Change in FV of convertible note	—	—%	(627)	0.8%	—	—%
Change in FV of warrant liability	—	—%	(1,421)	1.8%	—	—%
NOL true-up adjustment	—	—%	—	—%	—	—%
Foreign rate differential	—	—%	2	—%	—	—%
Change in federal valuation allowance	4,340	(17.2)%	9,230	(12.0)%	—	—%
Non-taxable and non-deductible items	964	(3.7)%	—	—%	—	—%
Income tax benefit	$—	—%	$(1,912)	2.4%	$—	—%

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:	Successor	Successor
Net operating losses	$36,661	$30,454
Capitalized research costs	4,151	5,596
Research and development credit	1,604	1,604
Accrued compensation	290	482
Stock-based compensation	209	11
Operating lease liabilities	151	30
State taxes	130	130
Other	—	297
Total deferred tax assets	43,196	38,604
Less: Valuation allowance	(41,216)	(36,857)
Total deferred tax assets, net of valuation allowance	1,980	1,747
Deferred tax liabilities:
Right-of-use assets	(146)	(29)
Intangible assets	(2,080)	(2,080)
Unrecognized tax benefit	(521)	(521)
Other	(115)	—
Total deferred tax liabilities	(2,862)	(2,630)
Net deferred tax liabilities	$(882)	$(883)

The Company has established a valuation allowance as of December 31, 2025 and 2024 to fully offset the net deferred tax assets of $41.2 million and $36.9 million, respectively. Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future commercialization. Management has concluded that it is more likely than not that the Company will not have sufficient foreseeable taxable income to allow for the utilization of the deferred tax assets; therefore, a full valuation allowance has been established to reduce the net deferred tax assets to zero at December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the Company had federal NOL carryforwards of $151.7 million and $122.9 million, respectively. $19.0 million of the federal NOL carryforwards will begin to expire from 2031. Due to the enactment of the Tax Cuts and Jobs Act, federal net operating losses generated beginning in 2018 are carried forward indefinitely. Therefore, the remaining federal NOL carry forwards of $132.7 million and $104.0 million as of December 31, 2025 and 2024, respectively, have an unlimited carryover period. As of December 31, 2025 and 2024, the Company had state NOL carryforwards of $53.4 million and $53.4 million, respectively, which will begin to expire from 2031. As of December 31, 2025 and 2024, the Company had a NOL from Adagio Medical GmbH of $245.1 thousand and $180.2 thousand, respectively. The NOLs are carried forward indefinitely. As of December 31, 2025 and 2024, the Company also had net federal R&D tax credit carryforwards of $1.6 million and $1.6 million, respectively. The federal R&D tax credits will begin to expire in 2038. The Company had no state R&D credits.

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

The Company conducts intensive research and experimentation activities, generating R&D tax credits for federal purposes under Section 41 of the Code. The Company has performed a formal study validating these credits claimed in the Company’s tax returns.

The following table summarizes the changes to unrecognized tax benefits as of December 31, 2025 and 2024 (in thousands):

	2025	2024
	Successor	Predecessor
Years ended December 31,		July 31 to December 31	January 1 to July 30
Balance at beginning of year	$521	$521	$—
Gross increases – tax positions during the year	—	—	—
Balance at end of year	$521	$521	$—

As of December 31, 2025, the Company has unrecognized tax benefits of $0.5 million of which $0.5 million will affect the effective tax rate if recognized when the Company no longer has a valuation allowance offsetting its deferred tax assets.

The Company does not anticipate that there will be a significant change in unrecognized tax benefits over the next 12 months.

The Company is subject to tax in U.S. federal and various state jurisdictions as well as German tax jurisdictions. Since the Company formed in 2011, all filed tax returns are subject to examination. Generally, the tax years remain open for examination by the federal statute under a three-year statute of limitation; however, states generally keep their statutes open between three and four years. However, the Company’s tax years from inception are subject to examination by the United States and various state taxing authorities due to the carry forward of unused NOLs and R&D credits.

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

Note 17 - Related Party Transactions

Shared Services Agreement

During the year ended December 31, 2025 (Successor), and during the periods from January 1, 2024 to July 30, 2024 (Predecessor), and July 31, 2024 to December 31, 2024 (Successor), the Company incurred $0.4 million, $0.9 million, and $0.4 million, respectively, for finance and accounting services and other general and administrative support services (“Shared Services Agreement”) to Fjord Ventures (“Fjord”), a company owned and operated by the Company’s former CEO. The Shared Services Agreement was terminated on August 31, 2025. Effective September 1, 2025, the Company entered into a new shared services agreement with Fjord for human resources and payroll services. The transactions are recorded as selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss.

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

Further, in connection with the 2024 PIPE Financing, the Company issued 2,250,352 shares of the Company’s common stock and 1,905,069 Base Warrants to Perceptive PIPE Investor, the controlling party of the Company, in exchange for Perceptive PIPE Investor’s additional cash investment of $15.9 million in the Company.

2025 PIPE Financing (Successor)

In connection with the 2025 PIPE Financing, the Company issued 2,190,496 2025 PIPE Pre-Funded Warrants and Milestone Warrants for an aggregate purchase price of $4,250,000 to Perceptive PIPE Investor, the controlling party of the Company.

Note 18 – Segment Reporting

The Company has one reportable segment managed on a consolidated basis by the Chief Executive Officer (CEO), who is the chief operating decision maker (“CODM”). In identifying one reportable segment, the Company considered the basis of organization for the design and development and commercialization of ablation technologies for the treatment of cardiac arrhythmias.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance and decides how to allocate resources based on consolidated net loss as reported in the consolidated statements of operations and comprehensive loss. There are no other expense categories regularly provided to the CODM that are not already included in the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

Summary of segment net loss, including significant segment expenses were as follows:

	Year Ended December 31,
	2025	2024
	Successor	Successor	Predecessor
		July 31 to December 31	January 1 to July 30
Revenue	$—	$269	$333
Less:
Cost of revenue	684	1,937	1,381
Research and development	10,639	4,634	7,585
Selling, general, and administrative	10,567	6,976	13,047
Impairment - Goodwill	—	30,324	—
Impairment - Intangible assets, net	—	18,878	—
Other income (expense), net	(3,194)	8,717	402
Net loss	$(25,084)	$(53,763)	$(21,278)

Note 19 – Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date through the date these consolidated financial statements were issued and has determined that there were no subsequent events that required recognition or disclosure in the consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness the design and operation of our disclosure controls and procedures as of December 31, 2025 and prior to the filing of this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and oversight of the Board of Directors, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Item 9B.Other Information.

During the three-months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be included in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

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

2.1

Business Combination Agreement, dated as 1of February 13, 2024, by and among Aja HoldCo, Inc., ARYA Sciences Acquisition Corp IV, Aja Merger Sub 1, Aja Merger Sub 2, Inc. and Adagio Medical, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).

2.2

Consent and Amendment No. 1 to the Business Combination Agreement, dated as of June 25, 2024, by and among ARYA Sciences Acquisition Corp IV and Adagio Medical, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
4.1	Form of Base Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
4.2	Form of Pre-Funded Warrant Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
4.3	Form of Convertible Note (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8 K filed with the SEC on August 6, 2024).
4.4	Form of Convert Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
4.5	Specimen Common Stock Certificate of New Adagio (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
4.6	Form of Pre-Funded Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2025).
4.7	Form of Milestone Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2025).
10.1	Form of Convertible Security Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
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

10.4+	Form of New Adagio 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
10.5+	Form of New Adagio 2024 Key Employee Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).

10.6+	Form of New Adagio 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
10.7	Form of New Adagio Indemnity Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
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

10.11

Form of Registration Rights Agreement, dated October 14, 2025, by and among the Company and each of the several purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2025).

10.12+

Offer Letter, dated December 12, 2024, by and between the Company and Todd Usen (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2024).

10.13+

Amended and Restated Offer Letter, dated September 3, 2025, between the Company and Deborah Kaster (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2025).

10.14

Tenth Amendment to the Facilities and Services Agreement, dated August 1, 2024, between Fjord Ventures, LLC and Legacy Adagio (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025).
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025).
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*Filed herewith

**Furnished herewith

+Indicates management contract or compensatory plan

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAGIO MEDICAL HOLDINGS, INC.

Date: March 26, 2026	By:	/s/ Todd Usen
Todd Usen Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Todd Usen and Deborah Kaster, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of Adagio Medical Holdings, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd Usen	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2026
Todd Usen

/s/ Deborah Kaster	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2026
Deborah Kaster

/s/ James L. Cox	Director	March 26, 2026
James L. Cox

/s/ Orly Mishan	Director	March 26, 2026
Orly Mishan

/s/ Keyvan Mirsaeedi-Farahani	Director	March 26, 2026
Keyvan Mirsaeedi-Farahani

/s/ Timothy Moran	Director	March 26, 2026
Timothy Moran

/s/ Sandra Gardiner	Director	March 26, 2026
Sandra Gardiner

/s/ Sean Salmon	Director	March 26, 2026
Sean Salmon