Form 10-Q
period 2026-03-31
Adagio Medical Holdings, Inc.
filed 2026-05-12
CIK 2006986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026, there were 22,210,459 shares of common stock, $0.0001 par value, issued and outstanding.

ADAGIO MEDICAL HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

●	the timing, progress and results of our clinical trials of our product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
●	our ability to continue to develop innovative, proprietary products that address significant clinical needs in a manner that is safe and effective for patients and easy-to-use for physicians;
●	our ability to obtain and maintain regulatory clearances or approvals;
●	our ability to demonstrate safety and effectiveness in our sponsored and third-party clinical trials;
●	our ability to increase physician awareness;
●	our ability to obtain and maintain coverage and adequate reimbursement for procedures using our products;
●	our ability to attract and retain skilled research, development, sales and clinical personnel;
●	our ability to cost-effectively manufacture, market and sell our products;
●	our estimates of our market opportunity;
●	our expectations regarding the scope of protection from intellectual property rights covering our products;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	timing of and results from our clinical trials and other studies;
●	marketing clearances and authorization from the FDA and regulators in other jurisdictions;
●	timing of regulatory filings and feedback;
●	competition in the markets we serve;
●	our expectations of the reliability and performance of our products;
●	our expectations of the benefits of our products to patients, providers, and payors;
●	the impact of proposed tariffs on our business, including the impact on gross margins related to our international product sales and the impact of resulting economic uncertainty on demand for our products;
●	our reliance on a limited number of suppliers, including sole source suppliers, which may impact the availability of instruments and materials;
●	our ability to sustain or increase demand for our products;
●	our estimates regarding our costs and risks associated with our international operations and expansion;
●	the effects of our corporate prioritization initiative and our expectations regarding our ability to retain and recruit key personnel;
●	our ability to attract and retain employees, including those with specialized skills and experience;
●	our expectations regarding strategic operations;
●	our ability to access capital markets;
●	our ability to fund our working capital requirements;
●	our estimates regarding future expenses and needs for additional financing;
●	our compliance with, and the cost of, federal, state, and foreign regulatory requirements;
●	anticipated trends and challenges in our business and the markets in which we operate; and
●	our ability to continue as a going concern.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Adagio Medical Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$12,909	$17,105
Inventory, net	1,604	1,672
Prepaid expenses	1,061	989
Other current assets	281	316
Total current assets	15,855	20,082
Property and equipment, net	1,325	1,535
Right-of-use assets, net	1,191	697
Intangible assets, net	6,969	6,969
Goodwill, net	13,967	13,967
Other assets	1	3
Total assets	$39,308	$43,253
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,217	$1,082
Accrued liabilities	7,131	6,996
Operating lease liabilities, current	225	155
Total current liabilities	8,573	8,233
Operating lease liabilities, long-term	992	563
Convertible notes payable, net	22,872	21,040
Warrant liabilities	263	132
Deferred tax liabilities, net	883	883
Total liabilities	33,583	30,851
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value; 210,000,000 shares authorized at March 31, 2026 and December 31, 2025; 22,210,459 and 22,210,459 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	108,497	108,108
Accumulated other comprehensive loss	(143)	(99)
Accumulated deficit	(102,631)	(95,609)
Total stockholders’ equity	5,725	12,402
Total liabilities and stockholders’ equity	$39,308	$43,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adagio Medical Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$—	$—
Cost of revenue and operating expenses:
Cost of revenue	—	253
Research and development	2,741	3,659
Selling, general, and administrative	2,459	3,485
Total cost of revenue and operating expenses	5,200	7,397
Loss from operations	(5,200)	(7,397)
Other income (expense):
Convertible notes fair value adjustment	(1,063)	190
Warrant liabilities fair value adjustment	(131)	38
Interest expense	(778)	(662)
Interest income	107	164
Other income (expense), net	70	(46)
Total other loss, net	(1,795)	(316)
Net loss	$(6,995)	$(7,713)
Other comprehensive loss:
Foreign currency translation adjustment	(44)	(61)
Comprehensive loss	$(7,039)	$(7,774)

Basic net loss per share	$(0.31)	$(0.50)
Diluted net loss per share	$(0.31)	$(0.51)
Weighted-average shares used to compute net loss per common share, basic and diluted	22,210,459	15,375,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adagio Medical Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31, 2026
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2025	22,210,459	$2	$108,108	$(95,609)	$(99)	$12,402
Foreign currency translation adjustment	—	—	—	(27)	(44)	(71)
Stock-based compensation	—	—	389	—	—	389
Net loss	—	—	—	(6,995)	—	(6,995)
Balance as of March 31, 2026	22,210,459	$2	$108,497	$(102,631)	$(143)	$5,725

	Three Months Ended March 31, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2024	15,198,232	$2	$90,495	$(70,586)	$1	$19,912
Foreign currency translation adjustment	—	—	—	43	(61)	(18)
Issuance of Waiver Shares	183,333	—	—	—	—	—
Stock-based compensation	—	—	218	—	—	218
Net loss	—	—	—	(7,713)	—	(7,713)
Balance as of March 31, 2025	15,381,565	$2	$90,713	$(78,256)	$(60)	$12,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adagio Medical Holdings, Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,995)	$(7,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	210	271
Stock-based compensation	389	218
Loss on disposal of property and equipment	1	—
Change in fair value of convertible notes payable	1,063	(190)
Change in fair value of warrant liabilities	131	(38)
Net change in operating assets and liabilities:
Accounts receivable, net	(17)	34
Inventory, net	68	256
Prepaid expenses and other current assets	(20)	63
Accounts payable	136	(193)
Accrued liabilities	135	(577)
Other accrued liabilities	769	658
Operating lease liabilities	4	—
Net cash used in operating activities	(4,126)	(7,211)
Cash flows from investing activities:
Purchases of property and equipment	(2)	(335)
Net cash used in investing activities:	(2)	(335)
Cash flows from financing activities:
Net cash provided by (used in) financing activities	—	—
Effect of foreign currency translation on cash and cash equivalents	(68)	(77)
Net change in cash and cash equivalents	(4,196)	(7,623)
Cash and cash equivalents, at beginning of period	17,105	20,586
Cash and cash equivalents, at end of period	$12,909	$12,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adagio Medical Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Description of Organization and Business Operations

Our Company

Adagio Medical Holdings, Inc. together with its wholly-owned subsidiaries (collectively, the “Company”), is a medical technology company focused on the development and commercialization of ablation technologies for the treatment of cardiac arrhythmias. The Company is currently focused on the treatment of ventricular arrhythmias with its purpose-built vCLAS™ Ventricular Ablation System, which is CE Marked and is currently under evaluation in the Company’s FULCRUM-VT U.S. Investigational Device Exemption (“IDE”) Pivotal Study, which completed enrollment in October 2025. In April 2025, the Company received Breakthrough Device designation from the U.S. Food and Drug Administration (“FDA”) for the Company’s vCLAS™ Ventricular Ablation System for the treatment of drug-refractory, recurrent, sustained monomorphic ventricular tachycardia in patients with ischemic or non-ischemic structural heart disease. The Company’s technologies are based on its proprietary Ultra-Low Temperature Ablation (“ULTA”) platform, which is designed to produce durable, contiguous, transmural lesions anywhere in the heart using the Company’s differentiated catheters and consoles. Legacy Adagio (as defined below) received CE Mark in Europe for its vCLAS™ Cryoablation System for ventricular tachycardia (“VT”) in March 2024. The Company also received IDE approval from the FDA in April 2026 to expand the Company’s FULCRUM-VT trial to evaluate the safety and effectiveness of the Company’s next-generation vCLAS ULTA Ventricular Ablation System for the treatment of Sustained Monomorphic Ventricular Tachycardia (“SMVT”), the design of which is faster, smaller and more flexible than its predecessor vCLAS device. This next-generation device, which was designed to improve customer usability, requires only a single freeze. The Company has also developed pulsed field cryoablation (“PFCA”), a dual therapy platform technology that combines the Company’s proprietary ultralow temperature technology with pulsed field ablation (“PFA”). The Company is headquartered in Laguna Hills, California.

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

As of March 31, 2026, the Company had cash and cash equivalents of $12.9 million and an accumulated deficit of $102.6 million. For the three months ended March 31, 2026 and March 31, 2025, net loss was $7.0 million and $7.7 million, respectively.

For the three months ended March 31, 2026 and March 31, 2025, net cash used in operating activities was $4.1 million and $7.2 million, respectively.

In October 2025, the Company announced a private placement of its common stock (or pre-funded warrants to purchase common stock in lieu thereof) and accompanying warrants to purchase shares of common stock, for aggregate gross proceeds of approximately $19.0 million (excluding up to $31.0 million of additional potential gross proceeds from the cash exercise of the common stock warrants) (the “Private Placement”).

Pursuant to ASC 205-40, Presentation of Financial Statements — Going Concern, the Company evaluates at each annual and interim reporting period whether conditions or events, considered in the aggregate, raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of the report date, the Company does not believe its existing cash and cash equivalents are sufficient to fund its operating and capital expenditure requirements for at least 12 months from the date of issuance of these unaudited consolidated financial statements. Based on its current plans and forecasted expenses, the Company expects that its cash and cash equivalents as of the report date, will enable the Company to fund its planned operating expenses and capital expenditure requirements into the third quarter of 2026. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected. Until the Company can generate sufficient revenue, the Company will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements.

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

Certain information and disclosures normally included in consolidated financial statements presented in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 27, 2026.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements include the condensed consolidated balance sheet as of March 31, 2026; the condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2026 and March 31, 2025; the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and March 31, 2025; and the related footnote disclosures.

These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of March 31, 2026, and its results of operations and comprehensive loss for the three months ended March 31, 2026, and March 31, 2025, and its cash flows for the three months ended March 31, 2026 and March 31, 2025.

The results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any other interim period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase, including its money market account, to be cash equivalents. All of the Company’s cash equivalents have liquid markets. Cash deposits held in accounts at each United States financial institution are insured up to $0.25 million by the Federal Deposit Insurance Corporation (FDIC). Cash deposits held in accounts at each European Union financial institution are insured up to €0.1 million by the Deposit Guarantee Scheme. The Company maintains its cash in bank deposit accounts that, at times, may exceed the stated insured limits. Any loss incurred or lack of access to uninsured funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows. Management does not expect any losses on such accounts. Cash and cash equivalents were $12.9 million and $17.1 million as of March 31, 2026 and December 31, 2025, respectively.

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

Revenue Recognition

In the European region, the Company may generate product revenue primarily from the sale of catheters (the “Consumables”) used with the Company’s consoles. The Company may sell its products directly to hospitals and medical centers. To a lesser extent, the Company may also generate lease revenue from the implied rental of consoles loaned to customers at no charge.

Generally, the Company accounts for revenue earned from contracts with customers under ASC 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company recognizes revenue from sales to customers applying the following five steps:

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

When the Company loans the Console to the customer, it retains title to the Console at all times and does not require minimum purchase commitments from the customer related to any Consumables. In such cases, the Company invoices the customer for the Consumables based on customer orders received. Over time, the Company expects to recover the cost of the loaned Console through the customer’s continued purchasing and use of additional Consumables. For these reasons, the Company has determined that part of the arrangement consideration for the Consumables is an implied rental payment for use of the Console. Therefore, the Company allocates the arrangement consideration between the lease components (i.e., the Console) and non-lease components (i.e., the Consumables) based on the relative estimated standalone selling price of each distinct performance obligation consistent with ASC 842, Leases and ASC 606. As no revenue was recognized during the three months ended March 31, 2026 and 2025, no revenue was allocated to the lease components during these periods.

Revenue from sales to customers of the Consumables were classified as revenue in the Company’s condensed consolidated statements of operations and comprehensive loss. The delivery of the Consumables are performance obligations satisfied at a point in time, when the control of the goods is transferred to the customer (i.e., FOB Shipping Point). Revenue is recognized when control is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the product.

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

Any incremental costs to obtain contracts are recorded as selling, general, and administrative expense as incurred due to the short duration of the Company’s contracts.

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

For the three months ended March 31, 2026 and March 31, 2025, no revenue was recognized.

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

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets, generally three to five years, or, in the case of leasehold improvements, over the remaining life of the lease term. The Company uses an estimate of three years for the useful life of its consoles.

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

The Company’s intangible assets subject to amortization and other long-lived assets, are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. The Company reviews long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair value and the loss is recognized in the condensed consolidated statements of operations and comprehensive loss.

For the three months ended March 31, 2026 and March 31, 2025, the Company determined that there was no impairment of definite-lived intangible assets.

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

For the three months ended March 31, 2026 and March 31, 2025, the Company determined that there was no impairment of indefinite-lived intangible assets.

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

No goodwill impairment charges were recorded for the three months ended March 31, 2026 and March 31, 2025.

Concentrations

The Company had three suppliers exceed 10% of total accounts payable as of March 31, 2026, representing 52% of accounts payable.

The Company had three suppliers exceed 10% of total accounts payable as of December 31, 2025, representing 74% of accounts payable.

The Company’s five and ten largest suppliers accounted for approximately 32% and 48%, respectively, of the Company’s expenditures for the three months ended March 31, 2026.

The Company’s five and ten largest suppliers accounted for approximately 30% and 43%, respectively, of the Company’s expenditures for the three months ended March 31, 2025.

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

For the three months ended March 31, 2026 and March 31, 2025, the Company determined that no impairment of long-lived assets was indicated.

Foreign Currency Translation and Transactions

The assets, liabilities, and results of operations of Adagio Medical GmbH are recorded using the Euro as the designated functional currency, which is the currency of the primary economic environment in which Adagio Medical GmbH operates. Consequently, transactions in currencies other than Euro are measured and recorded in Euro. Upon consolidation with the Company, its assets and liabilities are translated to U.S. Dollars at currency exchange rates as of the condensed consolidated balance sheet date and its revenues and expenses are translated at the weighted-average currency exchange rates during the applicable reporting periods. Translation adjustments resulting from the process of translating this entity’s financial statements are reported in accumulated other comprehensive loss in the condensed consolidated balance sheets and foreign currency translation adjustment in the consolidated statements of operations and comprehensive loss.

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

In calculating the right-of-use asset and lease liability, the Company elected to combine lease and non-lease components for its real estate leases. The Company adopted the policy election to exclude short-term leases having initial terms of twelve months or less from the initial recognition provisions of ASC 842. Refer to Note 10 - Operating Leases for additional details.

The Company’s implied rental agreements for its consoles qualify as operating leases and as such, revenue is recognized in accordance with ASC 842, Leases and ASC 606, Revenue from Contracts with Customers. As no revenue was recognized during the three months ended March 31, 2026 and March 31, 2025, no revenue was allocated to the lease components during these periods.

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

Selling, General, and Administrative

Selling, general, and administrative expenses consist primarily of salaries, and employee-related costs (including stock-based compensation) for personnel in executive, finance and other administrative functions, allocated rent and facilities costs, legal fees relating to intellectual property, corporate and financial matters, professional fees for accounting and consulting services, marketing costs and insurance costs. The Company expenses all selling, general, and administrative costs as incurred.

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

Fair Value Option for Convertible Notes

As permitted under ASC 825, Financial Instruments (“ASC 825”), the Company elected the fair value option to account for the Convertible Securities Notes (as defined below), in order to measure those liabilities at amounts that more accurately reflect the current economic environment in which the Company operates.

The Convertible Securities Notes were recorded at fair value at issuance and subsequently were remeasured to fair value at the end of each reporting period. The change in fair value of the Convertible Securities Notes, including amounts related to interest, is recorded in “Convertible notes fair value adjustment”.

As a result of applying the fair value option, direct costs and fees related to the issuance of the Convertible Securities Notes were expensed as incurred (i.e., not recognized as deferred costs). Refer to Note 3 - Fair Value Measurements for further detail.

Warrants

The Company has Milestone Warrants (as defined below) issued along with the 2025 PIPE Pre-funded Warrants (as defined below) issued in the 2025 PIPE Financing (as defined below), which are classified as equity. The Company has Convert Warrants (as defined below) issued along with the Convertible Securities Notes, issued in the 2024 PIPE Financing (as defined below), which are classified as liabilities. The Company also has PIPE Base Warrants (as defined below) issued in the 2024 PIPE Financing, which are classified as equity.

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

Refer to Note 9 - Warrants for additional information related to the warrants.

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

The Company does not have sufficient historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term of options and has opted to use the “simplified method,” whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. Based on the lack of historical data of volatility for the Company’s common stock, the Company bases its estimate of expected volatility on an average of the historical volatility of comparable public medical technology companies that reflect volatility characteristics relevant to the Company’s expected volatility analysis. The dividend yield is based upon the assumption that the Company will not declare a dividend over the life of the options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for bonds with maturities consistent with the expected term of the related award. Refer to Note 13 - Stock-Based Compensation.

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

ASU 2019-12, Simplifying the Accounting for Income Taxes, was adopted in the first quarter of 2021 and the Company has recorded franchise taxes not based on income outside of income tax expense. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets and did not recognize any interest or penalties in its condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and March 31, 2025, respectively.

To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits. Refer to Note 15 - Income Taxes for additional details.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This new standard will be effective for public reporting for the annual periods beginning the year ended December 31, 2025. The new standard permits early adoption and can be applied prospectively or retrospectively. The Company adopted the updated standard in 2025.

Recently Issued Accounting Pronouncements

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

Note 3 – Fair Value Measurements

The Company’s financial instruments include its money market accounts (included as part of cash and cash equivalents), accounts receivable, accounts payable, common stock warrant liabilities (i.e., the Convert Warrants), and convertible notes payables (i.e., the Convertible Securities Notes). The recorded carrying amounts of cash and equivalents, accounts receivable and accounts payable approximates fair value due to their short-term nature. The convertible notes and common stock warrant liabilities are carried at fair value.

Assets and liabilities recognized at fair value on a recurring basis in the condensed consolidated balance sheets consist of cash equivalents, common stock warrant liabilities, and convertible notes payables. These items are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The following tables summarize the Company’s financial instruments at fair value based on the fair value hierarchy for each class of instrument (in thousands):

March 31, 2026	Level 1	Level 2	Level 3
Assets:
Money Market Account	$12,562	$—	$—
Liabilities:
Convertible Securities Notes (including accrued interest)	$—	$—	$22,872
Convert Warrants	$—	$—	$263

December 31, 2025	Level 1	Level 2	Level 3
Assets:
Money Market Account	$16,710	$—	$—
Liabilities:
Convertible Securities Notes (including accrued interest)	$—	$—	$21,040
Convert Warrants	$—	$—	$132

There were no transfers made among the three levels in the fair value hierarchy for the three months ended March 31, 2026 and March 31, 2025.

Convertible Securities Notes

On July 31, 2024, the Company issued the $20.0 million Convertible Securities Notes to the Convert Investors (as defined below) having a maturity of three years and nine months after the Closing. The interest is accrued by quarterly compounding based on a 13% interest rate per annum. The Company received the funding from the Convertible Securities Notes as at the Closing. Refer to Note 8 - Debt for details.

The Company measures the Convertible Securities Notes at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy.

The Company utilized the binomial lattice model to value the Convertible Securities Notes as of March 31, 2026, and December 31, 2025. The following table summarizes the significant inputs as of the valuation dates:

Convertible Securities Notes	March 31, 2026	December 31, 2025
Common stock price	$1.15	$1.04
Discount rate	27.2%	26.3%
Expected term (years)	2.08	2.33
Risk-free interest rate	3.72%	3.44%
Volatility	100%	70%

The following table presents changes in the Level 3 convertible promissory notes measured at fair value for the three months ended March 31, 2026 (in thousands):

Convertible Securities Notes - Three Months Ended March 31, 2026
Balance (beginning of year)	$21,040
Accrued interest	769
Fair value measurement adjustments	1,063
Balance (end of period)	$22,872

The following table presents changes in the Level 3 convertible promissory notes measured at fair value for the three months ended March 31, 2025 (in thousands):

Convertible Securities Notes - Three Months Ended March 31, 2025
Balance (beginning of year)	$17,180
Accrued interest	662
Fair value measurement adjustments	(190)
Balance (end of period)	$17,652

Warrant Liabilities

Convert Warrants

On July 31, 2024, the Company issued 1,500,000 Convert Warrants in connection with the issuance of the $20.0 million Convertible Securities Notes. Refer to Note 9 - Warrants for additional information.

As set forth in the agreement of the Convertible Securities Notes, the Convert Warrants are exercisable on a cashless basis or on a gross basis for one share of the Company’s common stock at $24.0 per share, subject to adjustments. The Company may be required to cash settle the Convert Warrants if it fails to timely deliver shares to the holder who exercises the Convert Warrants or upon the occurrence of a fundamental transaction. It is determined that the Convert Warrants do not meet the equity classification requirements under ASC 815 as the Convert Warrants may require cash settlement outside of the Company’s control upon a failure of timely delivery of shares or a fundamental transaction, and therefore the Convert Warrants are accounted for as derivative liabilities, and measured at fair value both initially and subsequently with changes in fair value recognized as warrant liabilities fair value adjustment within the consolidated statements of operations and comprehensive loss.

The Convert Warrants are classified as Level 3 measurements within the fair value hierarchy. The Company utilized the Black-Scholes-Merton option model to value the Convertible Securities Notes as of March 31, 2026, and December 31, 2025. The following table summarizes the significant inputs as of the valuation dates:

Convert Warrants	March 31, 2026	December 31, 2025
Common stock price	$1.15	$1.04
Expected volatility	80.0%	70.0%
Risk free rate	3.88%	3.72%
Expected dividend yield	—%	—%
Expected term (years)	5.34	5.58

The following table presents changes in the Level 3 Convert Warrants measured at fair value for the three months ended March 31, 2026 (in thousands):

Convert Warrants - Three Months Ended March 31, 2026
Balance (beginning of year)	$132
Fair value measurement adjustments	131
Balance (end of period)	$263

The following table presents changes in the Level 3 Convert Warrants measured at fair value for the three months ended March 31, 2025 (in thousands):

Convert Warrants - Three Months Ended March 31, 2025
Balance (beginning of year)	$152
Fair value measurement adjustments	(38)
Balance (end of period)	$114

Note 4 - Inventory, net

Inventory as of March 31, 2026 and December 31, 2025, consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$1,364	$1,423
Work-in-Process	203	163
Finished goods	37	86
Total inventory	$1,604	$1,672

Obsolete and expired inventory are expensed as incurred. Inventory is recorded net of obsolescence and manufacturing scrap of $49 thousand and $0.3 million as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, all the Company’s inventory is related to catheters and consoles.

Note 5 - Property and Equipment

The Company’s property and equipment, net, as of March 31, 2026, and December 31, 2025, consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Consoles	$2,262	$2,199
Machinery and equipment	940	1,036
Leasehold improvements	296	296
Tools and molds	233	233
Computer equipment	246	250
Demo equipment	66	66
Furniture and fixtures	64	65
Vehicles	39	39
Total property and equipment	4,146	4,184
Less: accumulated depreciation	(2,821)	(2,649)
Property and equipment, net	$1,325	$1,535

Depreciation expense was $0.2 million and $0.3 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

Note 6 – Goodwill and Intangible Assets

The Company’s intangible assets, net as of March 31, 2026 and December 31, 2025 consists of the following (in thousands):

	March 31, 2026
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
IPR&D	Indefinite	$6,969	$—	$6,969
Total		$6,969	$—	$6,969

	December 31, 2025
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
IPR&D	Indefinite	$6,969	$—	$6,969
Total		$6,969	$—	$6,969

During the three months ended March 31, 2026, the Company performed a qualitative assessment of its indefinite-lived intangible assets for impairment and determined that no indicators of impairment were present. Based on this assessment, the Company concluded that it was not more likely than not that the fair value of the indefinite-lived intangible assets was less than their carrying amounts.

Based on the Company’s qualitative analysis, no intangible assets impairment charges were recorded for the three months ended March 31, 2026.

During the year ended December 31, 2025, the Company performed a qualitative assessment of its indefinite-lived intangible assets for impairment and determined that no indicators of impairment were present. Based on this assessment, the Company concluded that it was not more likely than not that the fair value of the indefinite-lived intangible assets was less than their carrying amounts. Accordingly, no quantitative impairment testing was required. No impairment charges related to indefinite-lived intangible assets were recorded during the year ended December 31, 2025.

The following table presents the changes in goodwill (in thousands):

	March 31, 2026
	Carrying Amount	Impairment	Net Carrying Amount
Goodwill	$13,967	$—	$13,967

	December 31, 2025
	Carrying Amount	Impairment	Net Carrying Amount
Goodwill	$13,967	$—	$13,967

During the three months ended March 31, 2026, the Company performed a qualitative assessment of goodwill for impairment and determined that no indicators of impairment were present. Based on this assessment, the Company concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. Accordingly, no quantitative impairment testing was required. No impairment charges related to goodwill were recorded during the three months ended March 31, 2026.

During the year ended December 31, 2025, the Company performed a qualitative assessment of goodwill for impairment and determined that no indicators of impairment were present. Based on this assessment, the Company concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. Accordingly, no quantitative impairment testing was required. No impairment charges related to goodwill were recorded during the year ended December 31, 2025.

Note 7 - Accrued Liabilities

The following table presents details of accrued liabilities as of March 31, 2026, and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Accrued deferred professional fees	$3,616	$3,616
Compensation and related expenses	2,075	1,533
Research and development expenses	1,080	1,436
Other	360	411
Total accrued liabilities	$7,131	$6,996

Note 8 - Debt

Outstanding debt as of March 31, 2026, and December 31, 2025, consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Convertible Securities Notes (including accrued interest)	$22,872	$21,040
Total outstanding debt	$22,872	$21,040

Convertible Securities Notes

In connection with the execution of the Business Combination Agreement, certain investors (“Convert Investors”) executed a securities purchase agreement dated February 13, 2024, with ListCo (the “Convertible Security Subscription Agreement”), pursuant to which ListCo issued on the Closing Date to the Convert Investors $20.0 million of 13% senior secured notes (the “Convertible Securities Notes”), which may be convertible into shares of the Company’s common stock at a conversion price of $10.00 per share, subject to adjustment, and 1,500,000 warrants (the “Convert Warrants”), each Convert Warrant being exercisable on a cashless basis or for cash at a price of $24.00 per share, subject to adjustment.

The $20.0 million Convertible Securities Notes are convertible into shares of the Company’s common stock at a conversion price of $10.00 per share, subject to adjustment per the terms of the agreement. In the event of default, the Company may irrevocably elect to permit the holder to effect alternate conversion, for which the conversion calculation and price are specified in the agreement.

The 1,500,000 Convert Warrants, each of which is exercisable on a cashless basis, or for one share of the Company’s common stock at $24.00 per share, subject to adjustment. The Convertible Securities Notes have a maturity of three years and nine months after the Closing and interest will be payable in cash or compounded as additional principal outstanding, which accrues on a quarterly basis. At the Company’s option, payment of interest can either be (i) made quarterly in cash, or (ii) compounded and become additional principal of the Convertible Securities Notes. As of March 31, 2026, the Company does not anticipate making a cash interest payment within the next 12 months.

The conversion of the convertible notes issued in February 2024 (the “February 2024 Convertible Notes”) was carried out on the same terms as the other Convert Investors executing the Convertible Security Subscription Agreement.

For the three months ended March 31, 2026 and March 31, 2025, the Company recognized interest expense of $0.8 million and $0.7 million, respectively.

Note 9 - Warrants

Convert Warrants

As described in Note 8 - Debt, the Company issued $20.0 million of Convertible Securities Notes and 1,500,000 Convert Warrants at the Closing. Each of the Convert Warrants is exercisable on a cashless basis, or for one share of the Company’s common stock, at an exercise price of $24.00 per share, subject to adjustment. The Convert Warrants expire on the seventh anniversary of the issuance date.

PIPE Base Warrants

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

(ii)

Commitments by certain Other PIPE Investors that were shareholders of ARYA not to redeem 247,700 Class A shares of ARYA, resulting in the issuance of 405,772 shares of Company’s common stock and 343,756 Base Warrants.

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

The Base Warrants can be exercised for the Company’s common stock at any time during the period from the issuance date to the expiration date, which is the fifth anniversary from the date of issuance. The warrants can be exercised on a gross or net basis at an exercise price of $10 per share.

The Base Warrants were fair valued at $2.41 per unit on the date of issuance based on the assumptions including (i) the value of the Company’s common stock is $6.64 per share; (ii) a risk-free rate at 3.93%; (iii) zero dividend yield; (iv) the common stock volatility at 84.0% and a volatility haircut of 10%; and (v) the remaining term is five years.

2025 PIPE Milestone and Pre-Funded Warrants

On October 14, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited healthcare investors (the “Purchasers”) pursuant to which it issued and sold to the Purchasers in the Private Placement (the “2025 PIPE Financing”): (i) 9,792,506 shares (the “Shares”) of its common stock, par value $0.0001 per share (the “Common Stock”), or pre-funded warrants (the “2025 PIPE Pre-Funded Warrants”) to purchase shares of Common Stock in lieu thereof, and (ii) accompanying (a) Tranche A Warrants to purchase an aggregate of 6,012,943 shares of Common Stock (or pre-funded warrants in lieu thereof) (the “Tranche A Warrants”), (b) Tranche B Warrants to purchase an aggregate of 6,012,943 shares of Common Stock (or pre-funded warrants in lieu thereof) (the “Tranche B Warrants”) and (c) Tranche C Warrants to purchase an aggregate of 6,012,943 shares of Common Stock (or pre-funded warrants in lieu thereof) (the “Tranche C Warrants” and, together with the Tranche A and Tranche B Warrants, the “Milestone Warrants”), for aggregate gross proceeds of approximately $19 million (excluding up to approximately $31 million of additional aggregate gross proceeds that may be received in the future upon the cash exercise in full of the Milestone Warrants issued in the Private Placement), before deducting placement agent fees and other expenses payable by the Company. Each Share, or Pre-Funded Warrant in lieu thereof, sold pursuant to the Securities Purchase Agreement was accompanied by one Tranche A Warrant, one Tranche B Warrant and one Tranche C Warrant. The combined purchase price of each Share and accompanying Milestone Warrants is $1.9403 and (which includes $0.2303 for the Milestone Warrants sold with each Share in accordance with the rules and regulations of The Nasdaq Stock Market LLC). The combined purchase price of each Pre-Funded Warrant and accompanying Milestone Warrant is $1.9402 (equal to the combined purchase price per Share and accompanying Milestone Warrants, minus $0.0001).

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

As of March 31, 2026 and December 31, 2025, there were 2,963,612 2025 PIPE Pre-Funded Warrants outstanding.

Note 10 - Operating Leases

The Company leases distribution and research and development facilities as well as sub-leases office and manufacturing space from third parties under its operating leases. The leases have expirations ranging from March 2026 to March 2031, some of which include rent escalations or an option to extend the lease for up to three years per renewal. The exercise of lease renewal options is at the sole discretion of the Company. Where leases contain an option to renew, any period beyond the option date is only included as part of the lease term if the Company is reasonably certain to exercise the option.

As of March 31, 2026 and December 31, 2025, the Company does not have any finance or short-term leases and has not entered into leases which have not yet commenced that would entitle the Company to significant rights or create additional obligations during the periods as of March 31, 2026 and December 31, 2025.

The following table summarizes quantitative information of the Company’s operating leases for the three months ended March 31, 2026 and March 31, 2025.

	Three months ended March 31,
In thousands	2026	2025
Operating cash flows paid for operating leases	$98	$66
Weighted average remaining lease term (years)	4.4	4.2
Weighted average discount rate	8%	8%

Operating lease cost was $69.0 thousand and $74.0 thousand for the three months ended March 31, 2026 and March 31, 2025, respectively. The Company did not incur any variable lease cost for the three months ended March 31, 2026 and March 31, 2025.

The following table presents the future minimum payments under the non-cancelable operating leases as of March 31, 2026 (in thousands):

Nine months ending December 31, 2026	$226
Year ending December 31, 2027	326
Year ending December 31, 2028	340
Year ending December 31, 2029	354
Year ending December 31, 2030	163
Year ending December 31, 2031	36
Total undiscounted future cash flows	1,445
Less: imputed interest	(228)
Total operating lease liability	$1,217

Note 11 - Commitments and Contingencies

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

Note 12 - Stockholders’ Equity

Common Stock

As of March 31, 2026, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 210,000,000 shares of common stock at a par value of $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share. As of March 31, 2026, 22,210,459 shares were issued and outstanding, including 1,147,500 Sponsor Earnout (as defined below).

In September 2024, the Company issued 1,147,500 shares of the Company’s Common Stock (such issuance, the “Sponsor Earnout”) to the ARYA Sponsor under the Sponsor Letter Agreement dated February 13, 2024 (the “Sponsor Letter Agreement”). Pursuant to the agreement, the Sponsor Earnout shall be unvested and vests upon the earlier of: (i) During the period from the effective time to the 10th anniversary of the Closing Date (the “Earn-Out Period”), the stock price of the Company’s Common Stock equals to or exceeds $24.00 per share for any 20 trading days within any 30 trading day period from and after the Closing Date and (ii) immediately prior to the consummation of a company sale during the Earn-Out Period.

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

The holders of the Company’s common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the Company’s Board of Directors. As of March 31, 2026, no cash dividend has been declared to date. Each share of the Company’s common stock is entitled to one vote.

The table below summarizes the Company’s reserved common stock for further issuance as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Base Warrants	7,528,727	7,528,727
2025 PIPE Pre-funded Warrants	2,963,612	2,963,612
Convertible Securities Notes	3,231,327	3,231,327
2025 PIPE Milestone Warrants	18,038,829	18,038,829
Convert Warrants	1,500,000	1,500,000
Company’s common stock issuable upon the exercise of outstanding options Legacy Adagio’s equity plans that were assumed in the Business Combination	7,587	7,587
Common stock reserved for future issuance under the 2024 Equity Incentive Plan	9,471,488	6,197,737
Common stock reserved for future issuance under the 2024 Key Employee Equity Incentive Plan	3,354,444	3,354,444
Common stock reserved for future issuance under the 2024 Employee Stock Purchase Plan	441,293	441,293
Common stock reserved for future issuance	46,537,307	43,263,556

Note 13 - Stock-Based Compensation

Stock-Based Compensation Expense

The following table summarizes the total stock-based compensation expense for the stock options expense recorded in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and March 31, 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$104	$9
Selling, general, and administration	285	209
Total stock-based compensation expense	$389	$218

2024 Equity Incentive Plan

The Board of Directors of the Company adopted the 2024 Equity Incentive Plan on July 26, 2024. The purpose of the 2024 Equity Incentive Plan is to promote the success and enhance the value of the Company by linking the individual interests of the members of the Board of Directors, employees, and consultants to those of Company stockholders and by providing such individuals with an incentive for outstanding performance to generate superior returns to Company stockholders. The 2024 Equity Incentive Plan authorizes the issuance of up to 4,472,593 shares of the Company’s Common Stock, plus an annual increase on the first day of each year beginning in 2025 and ending in (and including) 2034 equal to the lesser of (A) five percent (5%) of the shares of Common Stock outstanding on a fully diluted basis on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of Company’s Common Stock as determined by the Board or the compensation committee thereof. Accordingly, on January 1, 2026, the number of shares of common stock available for issuance under the 2024 Equity Incentive Plan increased by 3,273,751 shares. The Company may grant an option, a stock appreciation right, a restricted stock award, a restricted stock unit award, a performance stock award, a performance stock unit award, or other stock- or cash-based award, or a dividend equivalent award, which may be awarded or granted under the 2024 Equity Incentive Plan. The awards can be issued to any person who is an employee, a consultant, or a non-employee director.

During the three months ended March 31, 2026, the Company granted 2,328,840 awards under this plan.

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

During the three months ended March 31, 2026, the Company granted 1,340,000 awards under this plan.

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

The Company has not granted any purchase rights under this plan as of March 31, 2026.

The following table summarizes stock option activity related to the 2024 Equity Incentive Plan and 2024 Key Employee Equity Incentive Plan during the three months ended March 31, 2026:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Life (years)	(in thousands)
Outstanding, December 31, 2025	5,785,552	$—	—	$—
Options granted	3,668,840	1.00	—	—
Outstanding, March 31, 2026	9,454,392	$0.97	9.32	$1,711
Options vested, March 31, 2026	2,337,004	$0.93	8.93	$507
Options vested and expected to vest, March 31, 2026	9,454,392	$0.97	9.32	$1,711

As of March 31, 2026, there was $5.2 million of unrecognized compensation cost related to unvested stock options.

As discussed above, the Company has not granted any options under the 2024 Employee Stock Purchase Plan.

Note 14 – Loss Per Share (“LPS”)

The Company calculated basic LPS and diluted LPS to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considered (i) the Convertible Securities Notes and (ii) the earnout shares subject to vesting conditions to be participating securities as they participate in any distributions declared by the Company. The Company’s Base Warrants and Convert Warrants are considered as non-participating securities, as the holders are not entitled to any shareholder right prior to the exercise of the Base Warrants and the Convert Warrants. As of the reporting date, none of the Base Warrants or the Convert Warrants were exercised to receive the Company’s common stock.

Under the two-class method, undistributed earnings allocated to these participating securities are subtracted from net income in determining net income attributable to common stockholders. In periods of net loss, losses are allocated to the participating security only if the security has not only the right to participate in earnings, but also a contractual obligation to share in the Company's losses. As the Company incurred a net loss for the three months ended March 31, 2026, the Convertible Securities Notes were not considered participating securities and were excluded from the two-class method calculation.

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

The following table sets forth the computation of basic loss per share attributable to common stockholders and the participating securities for the periods presented (in thousands, except share and per share data):

Basic LPS:

(amounts in thousands, except share and per share data)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Numerator:
Net loss	$(6,995)	$(7,713)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders - Basic	22,210,459	15,375,521

Net loss per share attributable to common stockholders - Basic	$(0.31)	$(0.50)

The following table sets forth the computation of diluted loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

Diluted LPS:

(amounts in thousands, except share and per share data)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Numerator:
Net loss – Basic	$(6,995)	$(7,713)
Less: Adjustment for fair value changes to convertible securities notes	—	(190)
Net loss attributable to common stockholders – Diluted	$(6,995)	$(7,903)

Denominator:
Weighted-average shares outstanding – Basic	22,210,459	15,375,521
Weighted-average effect of shares issuable to Convertible Securities Notes (if-converted method)	—	—
Weighted-average shares outstanding – Diluted	22,210,459	15,375,521

Net loss per share attributable to common shares – Diluted (if-converted method)	$(0.31)	$(0.51)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would be anti-dilutive:

	March 31,	March 31,
	2026	2025
2025 Milestone Warrants	18,038,829	—
Base Warrants	7,528,727	7,528,727
Convert Warrants	1,500,000	1,500,000
Earn-out Shares, subject to vesting conditions	1,147,500	1,147,500
2025 PIPE Pre-funded Warrants	2,963,612	—
Convertible Securities Notes shares	3,232,331	3,232,331
Stock options outstanding	9,454,392	4,876,552
Total potentially dilutive securities	43,865,391	18,285,110

Note 15 - Income Taxes

The Company accounts for income taxes in accordance with ASC 740. Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. The Company currently has a full valuation allowance against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the three months ended March 31, 2026, there was no material change from the fiscal year ended December 31, 2025, in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

For the three months ended March 31, 2026, and March 31, 2025, the effective tax rate for the Company’s operations was 0.0%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, losses from the German subsidiary that is subject to different effective tax rates, stock-based compensation, fair value adjustments for convertible notes and warrant liabilities, and a change in the valuation allowance that offset the tax benefit on the current period pre-tax loss.

The Company is subject to U.S. federal income tax as well as income tax of foreign and state tax jurisdictions. The tax years 2021-2025 remain open to examination by the major taxing jurisdictions to which the Company is subject, except the Internal Revenue Service for which the tax years 2022-2025 remain open.

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

Note 16 - Related Party Transactions

Shared Services Agreement

During the three months ended March 31, 2026 and March 31, 2025, the Company incurred less than $0.01 million and $0.2 million, respectively, for finance and accounting services and other general and administrative support services (“Shared Services Agreement”) to Fjord Ventures (“Fjord”), a company owned and operated by the Company’s former CEO. The Shared Services Agreement was terminated on August 31, 2025. Effective September 1, 2025, the Company entered into a new shared services agreement with Fjord for human resources and payroll services. The transactions are recorded as selling, general, and administrative expenses on the consolidated statements of operations and comprehensive loss.

Convertible Securities Notes

In connection with the Business Combination and the Convertible Securities Notes agreement, the Company issued $7.0 million Convertible Securities Notes to Perceptive PIPE Investor, the controlling party of the Company, in exchange for Perceptive PIPE Investor’s investment in Legacy Adagio in the form of the February 2024 Convertible Notes. Refer to Note 8 - Debt for additional information regarding the Convertible Securities Notes.

2024 PIPE Financing

In connection with the Business Combination and the 2024 PIPE Financing, the Company issued 4,372,607 shares of the Company’s common stock and 3,540,000 Base Warrants to Perceptive PIPE Investor, the controlling party of the Company, in exchange for Perceptive PIPE Investor’s investment in Legacy Adagio in the form of Bridge Financing Notes. Refer to Note 8 - Debt for additional information regarding the Convertible Securities Notes.

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

Note 17 – Segment Reporting

The Company has one reportable segment managed on a consolidated basis by the Chief Executive Officer (CEO), who is the chief operating decision maker (“CODM”). In identifying one reportable segment, the Company considered the basis of organization for the design and development and commercialization of ablation technologies for the treatment of cardiac arrhythmias.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance and decides how to allocate resources based on consolidated net loss as reported in the condensed consolidated statements of operations and comprehensive loss. There are no other expense categories regularly provided to the CODM that are not already included in the condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets.

Summary of segment net loss, including significant segment expenses were as follows:

	Three Months Ended March 31,
	2026	2025
Revenue	$—	$—
Less:
Cost of revenue	—	253
Research and development	2,741	3,659
Selling, general, and administrative	2,459	3,485
Total other loss, net	(1,795)	(316)
Net loss	$(6,995)	$(7,713)

Note 18 - Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date through the date these condensed consolidated financial statements were issued and has determined that there were no subsequent events that required recognition or disclosure in the condensed consolidated financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Report. Unless the context otherwise requires, references in this section of the Report to “we,” “us,” “Adagio,” and “the Company” refer to the business and operations of Adagio Medical Holdings, Inc. and its consolidated subsidiaries. References to our “management” or our “management team” refer to our officers and directors.

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

Our clinically tested, proprietary ULTA products are purpose-built to treat patients with VT and are designed to address the unique anatomy of the ventricle and the specific needs of the VT patient. Our ULTA approach is built on the hypothesis that large and durable lesions extending through the depth of both diseased and healthy muscular tissue of the ventricle of the heart (ventricular myocardium) is a foundation for improving the effectiveness of VT ablations and patient outcomes. Our differentiated catheters are designed for large, durable, deep lesions within the ventricle through an endocardial approach with no required irrigation. In October 2025, we announced completion of enrollment in our FULCRUM-VT Pivotal U.S. Food and Drug Administration (“FDA”) Investigational Device Exemption (“IDE”) study evaluating the vCLASTM Ventricular Ablation System for treatment of monomorphic ventricular tachycardia (“MMVT”) in patients with both ischemic and nonischemic cardiomyopathy. The vCLAS System, which was granted Breakthrough Device Designation by the FDA in April 2025, is built on the Company’s proprietary ULTA technology platform.

We believe that our purpose-built solution has the potential to drive additional market growth in ablative treatment of the large, underserved VT patient population.

We have established a robust cadence of clinical data designed to evaluate our technology and gain regulatory approvals of our product portfolio. Preliminary data suggest that our approach to treating VT offers a favorable combination of safety, acute and chronic effectiveness, compared to the current standard of care, including ablations performed using RF and pulsed field ablation (“PFA”) energy. Our first-in-human CRYOCURE-VT trial included 64 patients in nine centers in the European Union and Canada. The outcomes of this trial, which were used to support CE Mark approval, include a 0% rate of major adverse events, 94% acute procedural success, 60% freedom from sustained VT and 81% freedom from implantable cardioverter defibrillator (“ICD”) shock at six months. Our vCLASTM. Ventricular Ablation System for VT obtained European CE Mark approval in March 2024. In the United States, our 209-patient FULCRUM-VT IDE pivotal clinical trial completed enrollment in October 2025 across nineteen (19) centers in the United States and Canada. The study includes patients with both ischemic (“ICM”) and non-ischemic (“NICM”) cardiomyopathies (LVEF=35+/-10%, 33% NICM, 75% with congestive heart failure). In our preliminary acute safety and efficacy results, acute clinical success, defined as non-inducibility of target ventricular arrhythmias, was 97.4%, with all clinically-relevant VTs eliminated in 96.7% of patients tested by post-ablation programmed electrical stimulation. Key safety findings included a 2.5% rate of major adverse events including four (1.9%) peri-procedural deaths, of which one (0.5%) was adjudicated by an independent clinical events committee as definitely related to the investigational device. We plan to submit the results of this trial to support our application for FDA approval of our vCLASTM Ventricular Ablation System in the first half of 2026, and to share our six-month primary efficacy endpoint results of the FULCRUM-VT trial in April 2026 at the Heart Rhythm 2026 Conference.

We are also currently developing a next generation ULTA technology for VT. We received IDE approval from the FDA in April 2026 to expand the Company’s FULCRUM-VT trial to evaluate the safety and effectiveness of our next-generation vCLAS ULTA Ventricular Ablation System for the treatment of Sustained Monomorphic Ventricular Tachycardia (“SMVT”). The next-generation catheter, which requires only a single freeze, is being designed to improve customer usability and integration with the existing ablation laboratory workflow. The next-generation catheter features a more flexible, smaller diameter shaft that is compatible with the industry-standard 8.5 Fr sheaths, and is designed to operate at lower ablation temperatures resulting in the shorter, single-freeze ablation protocol.

We have also developed a technology that utilizes ULTA in combination with PFA, which we call Pulsed Field Cryoablation (“PFCA”). Early demonstration of PFCA technology has been performed in the European PARALELL trial in patients with persistent atrial fibrillation and in preclinical studies targeting VT ablations.

We have incurred net losses each year since our inception in 2011. As of March 31, 2026, and December 31, 2025, we had an accumulated deficit of $102.6 million and $95.6 million, respectively. For the three months ended March 31, 2026, and March 31, 2025, net loss was $7.0 million and $7.7 million, respectively. The net cash used in operating activities was $4.1 million and $7.2 million, respectively. Substantially all of our accumulated deficit has resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As of March 31, 2026, and December 31, 2025, we had cash of $12.9 million and $17.1 million, respectively.

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

As of the report date, we do not believe our existing cash and cash equivalents are sufficient to fund our operating and capital expenditure requirements for at least 12 months from the date of issuance of the audited consolidated financial statements included in this Report. Based on our current research and development plans, we expect to have sufficient resources to fund our planned operations into the third quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than expected. No assurance can be given as to whether additional needed financing will be available on terms acceptable to us, if at all. If sufficient funds on acceptable terms are not available when needed, we may be required to suspend or forego certain planned activities. Failure to manage discretionary spending or raise additional financing, as needed, could adversely impact our ability to achieve our intended business objectives and may have an adverse effect on our results of operations and future prospects. These factors raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date of this filing with the SEC. Refer to Note 1 - Description of Organization and Business Operations in our condensed consolidated financial statements for additional information on the going concern assessment.

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

Key Factors Affecting Our Performance

We compete primarily on the basis that our products are designed to enable more physicians to treat more patients more efficiently and effectively. Our continued success depends on our ability to:

•	continue to develop innovative, proprietary products that address significant clinical needs in a manner that is safe and effective for patients and easy-to-use for physicians;
•	obtain and maintain regulatory clearances or approvals;
•	demonstrate safety and effectiveness in our sponsored and third-party clinical trials;
•	expand our sales force across key markets to increase physician awareness;
•	obtain and maintain coverage and adequate reimbursement for procedures using our products;
•	attract and retain skilled research, development, sales and clinical personnel;
•	cost-effectively manufacture, market and sell our products; and
•	obtain, maintain, enforce and defend our intellectual property rights and operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others.

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

In February 2025, we announced a strategic realignment of resources to prioritize the completion of our FULCRUM-VT U.S. pivotal IDE clinical trial and our product design optimization program. As part of this realignment, we paused the limited European launch of our vCLAS™ catheter and significantly reduced commercial activities. As a result, we did not generate revenue during the period ended March 31, 2026.

Cost of revenue and operating expenses

Cost of revenue

Cost of revenue includes raw materials, direct labor, manufacturing overhead, shipping and receiving costs and other less significant indirect costs related to the production of our products. Cost of revenue also includes the depreciation expense of consoles loaned to the customers. Such ongoing cost is presented with research and development cost for the period ended March 31, 2026.

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses consist primarily of salaries, and employee-related costs (including stock-based compensation) for personnel in executive, finance and other administrative functions, allocated rent and facilities costs, legal fees relating to corporate matters, professional fees for accounting and consulting services, public company costs, insurance costs, and marketing costs. We expense all selling, general, and administrative costs as incurred. In future periods we expect our selling, general, and administrative expenses to increase as we continue to expand on our operations and grow our business.

Convertible notes fair value adjustment

The change in fair value of the Convertible Securities Notes (as defined below), including amounts related to interest, is recorded in “Convertible notes fair value adjustment.”

In connection with the execution of the Business Combination Agreement, certain investors (the “Convert Investors”) executed a securities purchase agreement dated February 13, 2024, with ListCo (the “Convertible Security Subscription Agreement”), pursuant to which ListCo issued on the Closing Date to the Convert Investors $20.0 million of 13% senior secured notes (the “Convertible Securities Notes”), which may be convertible into shares of the Company’s common stock at a conversion price of $10.00 per share, subject to adjustment, and 1,500,000 warrants (the “Convert Warrants”), each Convert Warrant being exercisable on a cashless basis or for cash at a price of $24.00 per share, subject to adjustment. Such $20.0 million of financing in the form of Convertible Securities Notes includes the conversion of the February 2024 Convertible Notes into Convertible Securities Notes and Convert Warrants at Closing.

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

Interest expense

Interest expense is primarily incurred from our outstanding debt obligations under the Convertible Securities Notes.

Interest income

Interest income consists primarily of interest earned on our cash, cash equivalents, and money market accounts.

Other income (expense), net

Other income (expense) income, net primarily consists of foreign currency unrealized and realized gain/loss, and other income related to our research and development (“R&D”) tax credit.

Results of Operations

Comparison for the three months ended March 31, 2026 to the three months ended March 31, 2025

The following table sets forth a summary of our results of operations, expressed as percentages of net revenue (in thousands):

	For the three months ended March 31,
	2026	2025	Change
			$	%
Revenue	$—	$—	$—	100%
Cost of revenue and operating expenses:
Cost of revenue	—	253	(253)	(100)
Research and development	2,741	3,659	(918)	(25)
Selling, general, and administrative	2,459	3,485	(1,026)	(29)
Total cost of revenue and operating expenses	5,200	7,397	(2,197)	(30)
Loss from operations	(5,200)	(7,397)	2,197	(30)
Other income (expense):
Convertible notes fair value adjustment	(1,063)	190	(1,253)	(659)
Warrant liabilities fair value adjustment	(131)	38	(169)	(445)
Interest expense	(778)	(662)	(116)	18
Interest income	107	164	(57)	(35)
Other income (expense), net	70	(46)	116	(252)
Total other loss, net	(1,795)	(316)	(1,479)	468
Net loss	$(6,995)	$(7,713)	$718	(9)
Other comprehensive loss:
Foreign currency translation adjustment	(44)	(61)	17	(28)
Comprehensive loss	$(7,039)	$(7,774)	$735	(9)%

n.m. = not meaningful

Revenue

Revenue was nil for each of the three months ended March 31, 2026 and March 31, 2025, due to our pause in commercial activity in Europe.

Cost of revenue and operating expenses

Cost of revenue

Cost of revenue was nil for the three months ended March 31, 2026, compared to $0.3 million for the three months ended March 31, 2025, representing a decrease of $0.3 million, or 100%. The decrease was primarily attributable to the pause in commercial activity in Europe. Depreciation expense related to consoles loaned to customers is generally classified within cost of revenue; however, because we did not generate revenue during the three months ended March 31, 2026, such depreciation expense is now reflected within research and development expenses for the period.

Research and development expenses

Research and development expenses were $2.7 million for the three months ended March 31, 2026, compared to $3.7 million for the three months ended March 31, 2025, representing a decrease of $1.0 million, or 25%. The decrease was primarily attributable to lower clinical trial expenses and lower product development costs, including consulting, prototyping, and project-related support, partially offset by higher operational costs, including the aforementioned depreciation expense.

The following is a breakdown of our research and development costs by type of expense (in thousands):

	Three Months Ended March 31,
	2026	2025
Pre-clinical trial costs and other research and development costs	$822	$981
Clinical trial costs	906	1,705
Quality assurance costs	242	439
Operational costs	771	534
Total research and development expenses	$2,741	$3,659

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

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $2.5 million for the three months ended March 31, 2026, compared to $3.5 million for the three months ended March 31, 2025, representing a decrease of $1.0 million, or 29%. The decrease was primarily due to lower professional services expenses, regulatory reporting expenses, and payroll and personnel expenses during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Convertible notes fair value adjustment

The change in convertible notes fair value resulted in a loss of $1.1 million for the three months ended March 31, 2026, compared to a gain of $0.2 million for the three months ended March 31, 2025.

Warrant liabilities fair value adjustment

The change in fair value of warrant liabilities resulted in a loss of $131 thousand for the three months ended March 31, 2026, compared to a gain of $38 thousand for the three months ended March 31, 2025.

Interest expense

Interest expense was $0.8 million for the three months ended March 31, 2026, compared to $0.7 million for the three months ended March 31, 2025, representing an increase of $0.1 million, or 18%. The increase was related to interest incurred from the Convertible Securities Notes.

Interest income

Interest income was $107 thousand for the three months ended March 31, 2026, compared to $164 thousand for the three months ended March 31, 2025, representing a decrease of $57 thousand, or 35%. The decrease was due to interest income on cash balances in an asset management account.

Other income (expense), net

Other income, net was $70.0 thousand for the three months ended March 31, 2026, compared to other expense, net of $46.0 thousand for the three months ended March 31, 2025, representing an increase of $0.1 million. The net increase in other income of $0.1 million was primarily attributable to foreign currency unrealized and realized loss.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities, convertible promissory notes and an initial term loan advance of $3.0 million and a right to borrow a subsequent term loan advance of $2.0 million with Silicon Valley Bank (the “SVB Term Loan”). In connection with the closing of the Business Combination on July 31, 2024, we received net proceeds of $84.2 million. Since inception we have incurred operating losses and negative cash flows and anticipate continuing to do so for at least the next several years.

As of March 31, 2026, and December 31, 2025, we had cash and cash equivalents of $12.9 million and $17.1 million, respectively, and current obligations consisting primarily of $1.2 million and $1.1 million of accounts payable, respectively, and $7.1 million and $7.0 million of accrued liabilities, respectively. For the three months ended March 31, 2026, net losses were $7.0 million. For the three months ended March 31, 2025, net losses were $7.7 million. For the three months ended March 31, 2026 and March 31, 2025, net cash used in operating activities was $4.1 million, and $7.2 million, respectively. We do not believe our existing cash and cash equivalents will be sufficient to fund operations for at least the next twelve months from the issuance date of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10Q. We believe that this raises substantial doubt about our ability to continue as a going concern. See “—Going Concern and Operating Outlook.”

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

2024 PIPE Financing

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

Pursuant to the subscription agreements, the PIPE Investors committed financing valued at $64.5 million (the “2024 PIPE Financing”).

The 2024 PIPE Financing included:

(i)	Commitments by certain Other PIPE Investors to purchase $2.5 million in Class A shares of ARYA in the open market and not to redeem such shares before the Closing, resulting in the issuance of 355,457 shares of our common stock and 299,902 warrants exercisable for shares of our common stock (the “Base Warrants”).

(ii)	Commitments by certain Other PIPE Investors that were shareholders of ARYA to not to redeem 247,700 Class A shares of ARYA, resulting in the issuance of 405,772 shares of our common stock and 343,756 Base Warrants.

(iii)	Agreements by certain Other PIPE Investors to purchase 1,036,666 shares of our common stock, 1,440,000 Base Warrants, and 670,000 PIPE Pre-funded Warrants for a cash investment of $12 million.

(iv)	Contribution of total $29.5 million in April 2023 Convertible Notes, November 2023 Convertible Notes, May 2024 Convertible Notes, June 2024 Convertible Notes, and July 2024 Convertible Notes (collectively, “Bridge Financing Notes”), and accrued interest of $1.7 million by the Perceptive PIPE Investor. A total of 4,372,607 shares of our common stock and 3,540,000 units of Base Warrants were issued to settle the Bridge Financing Notes and the accrued and unpaid interest.

(v)	An additional cash investment of $15.9 million by the Perceptive PIPE Investor for a total of 2,250,352 shares of New Adagio Common Stock and 1,905,069 units of Base Warrants.

2025 PIPE Financing

On October 14, 2025, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited healthcare investors (the “Purchasers”) pursuant to which we issued and sold to the Purchasers in a private placement (the “Private Placement”): (i) 9,792,506 shares (the “Shares”) of our common stock, par value $0.0001 per share (the “Common Stock”), or pre-funded warrants (the “Pre-Funded Warrants”) to purchase shares of Common Stock in lieu thereof, and (ii) accompanying (a) Tranche A Warrants to purchase an aggregate of 6,012,943 shares of Common Stock (or pre-funded warrants in lieu thereof) (the “Tranche A Warrants”), (b) Tranche B Warrants to purchase an aggregate of 6,012,943 shares of Common Stock (or pre-funded warrants in lieu thereof) (the “Tranche B Warrants”) and (c) Tranche C Warrants to purchase an aggregate of 6,012,943 shares of Common Stock (or pre-funded warrants in lieu thereof) (the “Tranche C Warrants” and, together with the Tranche A and Tranche B Warrants, the “Milestone Warrants”), for aggregate gross proceeds of approximately $19 million (excluding up to approximately $31 million of additional aggregate gross proceeds that may be received in the future upon the cash exercise in full of the Milestone Warrants issued in the Private Placement), before deducting placement agent fees and other expenses payable by us. Each Share and each Pre-Funded Warrant sold pursuant to the Securities Purchase Agreement was accompanied by one Tranche A Warrant, one Tranche B Warrant and one Tranche C Warrant. The combined purchase price of each Share and accompanying Milestone Warrants is $1.9403 (which includes $0.2303 for the Milestone Warrants sold with each Share in accordance with the rules and regulations of The Nasdaq Stock Market LLC). The combined purchase price of each Pre-Funded Warrant and accompanying Milestone Warrant is $1.9402 (equal to the combined purchase price per Share and accompanying Milestone Warrants, minus $0.0001). Entities affiliated with Perceptive Advisors LLC, an affiliate of ours, purchased Pre-Funded Warrants and Milestone Warrants for an aggregate purchase price of $4,250,000.

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

Refer to Note 9 – Warrants in our consolidated financial statements for additional details.

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

We believe that our existing cash and cash equivalents will enable us to fund our ongoing development and submission activities to support FDA evaluation of our first and next generation ULTA products. We will require additional capital to fund continued clinical activities for our next-generation product, to fund our manufacturing activities, to fund precommercial activities of our programs and for working capital and general corporate purposes. The assessment of our ability to meet our future obligations is inherently judgmental, subjective and susceptible to change. Based on our current research and development plans, we expect to have sufficient resources to fund our planned operations into the third quarter of 2026.

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

Cash Flows

The following table shows a summary of our cash flows for each of the periods shown below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(4,126)	$(7,211)
Net cash used in investing activities	(2)	(335)
Net cash provided by (used in) financing activities	—	—
Effect of foreign currency translation on cash	(68)	(77)
Net change in cash and cash equivalents	$(4,196)	$(7,623)

Comparison for the three months ended March 31, 2026 to the three months ended March 31, 2025

Cash Flows Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $4.1 million, consisting primarily of a net loss of $7.0 million, adjusted by non-cash items of $1.8 million and net changes in operating assets and liabilities of $1.1 million. Non-cash items primarily consisted of $0.2 million in depreciation and amortization, $0.4 million in stock-based compensation, $1.1 million from the change in fair value of convertible notes payable, and $0.1 million from the change in fair value of warrant liabilities. Changes in operating assets and liabilities included a $0.8 million increase in other accrued liabilities, a $0.1 million increase in accrued liabilities, and a $0.1 million increase in accounts payable.

Net cash used in operating activities for the three months ended March 31, 2025 was $7.2 million, consisting primarily of a net loss of $7.7 million, adjusted by non-cash items of $0.2 million and net changes in operating assets and liabilities of $0.2 million. Non-cash items primarily consisted of $0.3 million in depreciation and amortization, $0.2 million in stock-based compensation, and a $0.2 million net gain from the change in fair value of convertible notes payable. Changes in operating assets and liabilities included a $0.3 million increase in inventory and a $0.6 million decrease in accrued liabilities, partially offset by a $0.7 million increase in other accrued liabilities.

Cash Flow Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 and the three months ended March 31, 2025 was $2 thousand and $0.3 million, respectively. The decrease in cash used in investing activities was due to the decrease in purchases of property.

Cash Flow Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities for the three months ended March 31, 2026 and 2025 was nil.

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

During the three months ended March 31, 2026, there have been no material changes to our critical accounting policies from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2025 Annual Report.

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

We will remain an EGC under the JOBS Act until the earliest of (i) December 31, 2026, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three-years.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 27, 2026 (the “2025 Annual Report”). The risk factors described in our 2025 Annual Report, as well as other information set forth in this Report, could materially adversely affect our business, financial condition, results of operations and prospects, and should be carefully considered. The risks and uncertainties that we face, however, are not limited to those described in the 2025 Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities.

Risks Related to Our Business

We are a medical device company that has incurred net losses in every period to date and expect to continue to incur significant losses as we develop our business, and our financial conditions raise substantial doubt about our ability to continue as a going concern.

We are a medical device company that has incurred net losses in each quarterly and annual period since inception and that has not yet generated any meaningful revenue. We expect to incur increasing costs as we continue to devote substantially all of our resources towards the development and anticipated further commercialization of our main platform technology, vCLAS. We cannot be certain if we will ever generate meaningful revenue or if or when we will produce sufficient revenue from operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $25.1 million and $75.0 million in 2025 and 2024, respectively. As of March 31, 2026, December 31, 2025 and December 31, 2024, we had an accumulated deficit of $102.6, $95.6 and $70.6 million, respectively. We expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenses may make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this report and in our other filings with the SEC. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain regulatory approvals or certificates, diversify our product offerings or continue our operations.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 3.Defaults upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ADAGIO MEDICAL HOLDINGS, INC.

Date: May 12, 2026		/s/ Todd Usen
	Name:	Todd Usen
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2026		/s/ Deborah Kaster
	Name:	Deborah Kaster
	Title:	Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)