Form 10-K/A
period 2025-12-31
Adagio Medical Holdings, Inc.
filed 2026-07-13
CIK 2006986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

EXPLANATORY NOTE

Adagio Medical Holdings, Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its original Annual Report on Form 10-K for the period ended December 31, 2025 (the “Original Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2026, for the sole purpose of including revised Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to correct an inadvertent omission of certain language from paragraph 4 of the Exhibit 31.1 and Exhibit 31.2 certifications filed with the Original Form 10-K.

This Amendment contains only the Cover Page to this Amendment, this Explanatory Note, Item 15, the Signature Page, and the certifications attached to this Amendment as Exhibits 31.1 and 31.2. No other changes have been made to the Original Form 10-K. This Amendment speaks as of the original filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-K.

Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC. The filing of this Amendment is not an admission that the Original Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(b) Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Amendment.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of February 13, 2024, by and among Aja HoldCo, Inc., ARYA Sciences Acquisition Corp IV, Aja Merger Sub 1, Aja Merger Sub 2, Inc. and Adagio Medical, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
2.2	Consent and Amendment No. 1 to the Business Combination Agreement, dated as of June 25, 2024, by and among ARYA Sciences Acquisition Corp IV and Adagio Medical, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
4.1	Form of Base Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
4.2	Form of Pre-Funded Warrant Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
4.3	Form of Convertible Note (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
4.4	Form of Convert Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
4.5	Specimen Common Stock Certificate of New Adagio (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
4.6	Form of Pre-Funded Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2025).
4.7	Form of Milestone Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2025).
10.1	Form of Convertible Security Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
10.2	Investor Rights Agreement, dated as of February 13, 2024, by and among ARYA, ListCo, the Perceptive PIPE Investor, the Sponsor and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
10.3	Sponsor Letter Agreement, dated February 13, 2024, by and between ARYA Sciences Acquisition Corp, ARYA Sciences Holdings IV, Todd Wider, Michael Henderson, Leslie Trigg, Joseph Edelman, Adam Stone, Michael Altman, Konstantin Poukalov and Adagio Medical, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
10.4+	Form of New Adagio 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
10.5+	Form of New Adagio 2024 Key Employee Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
10.6+	Form of New Adagio 2024 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
10.7	Form of New Adagio Indemnity Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
10.8	Convert Guaranty, dated as of July 31, 2024, by and among Adagio and the other parties thereto (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
10.9	Convert Security Document, dated as of July 31, 2024, by and among New Adagio, Adagio and the other parties thereto (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).

10.10	Registration Rights Agreement dated as of July 31, 2024, by and among New Adagio, Perceptive Life Sciences Master Fund, Ltd. and the other parties thereto (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
10.11	Form of Registration Rights Agreement, dated October 14, 2025, by and among the Company and each of the several purchasers signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2025).
10.12+	Offer Letter, dated December 12, 2024, by and between the Company and Todd Usen (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2024).
10.13+	Amended and Restated Offer Letter, dated September 3, 2025, between the Company and Deborah Kaster (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2025).
10.14	Tenth Amendment to the Facilities and Services Agreement, dated August 1, 2024, between Fjord Ventures, LLC and Legacy Adagio (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025).
24.1	Power of Attorney (included on signature page) (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2026).
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2026).
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025).
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith

**	Furnished herewith

+	Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAGIO MEDICAL HOLDINGS, INC.

Date: July 13, 2026	By:	/s/ Todd Usen
Todd Usen Chief Executive Officer