Form 10-Q
period 2026-06-30
Adagio Medical Holdings, Inc.
filed 2026-08-11
CIK 2006986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, there were 22,210,459 shares of common stock, $0.0001 par value, issued and outstanding.

ADAGIO MEDICAL HOLDINGS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

●	the timing, progress and results of our clinical trials of our product candidates, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;
●	our ability to continue to develop innovative, proprietary products that address significant clinical needs in a manner that is safe and effective for patients and easy-to-use for physicians;
●	our ability to obtain and maintain regulatory clearances or approvals;
●	our ability to demonstrate safety and effectiveness in our sponsored and third-party clinical trials;
●	our ability to increase physician awareness;
●	our ability to obtain and maintain coverage and adequate reimbursement for procedures using our products;
●	our ability to attract and retain skilled research, development, sales and clinical personnel;
●	our ability to cost-effectively manufacture, market and sell our products;
●	our estimates of our market opportunity;
●	our expectations regarding the scope of protection from intellectual property rights covering our products;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	timing of and results from our clinical trials and other studies;
●	marketing clearances and authorization from the FDA and regulators in other jurisdictions;
●	timing of regulatory filings and feedback;
●	competition in the markets we serve;
●	our expectations of the reliability and performance of our products;
●	our expectations of the benefits of our products to patients, providers, and payors;
●	the impact of proposed tariffs on our business, including the impact on gross margins related to our international product sales and the impact of resulting economic uncertainty on demand for our products;
●	our reliance on a limited number of suppliers, including sole source suppliers, which may impact the availability of instruments and materials;
●	our ability to sustain or increase demand for our products;
●	our estimates regarding our costs and risks associated with our international operations and expansion;
●	the effects of our corporate prioritization initiative and our expectations regarding our ability to retain and recruit key personnel;
●	our ability to attract and retain employees, including those with specialized skills and experience;
●	our expectations regarding strategic operations;
●	our ability to access capital markets;
●	our ability to fund our working capital requirements;
●	our estimates regarding future expenses and needs for additional financing;
●	our compliance with, and the cost of, federal, state, and foreign regulatory requirements;
●	our ability to maintain compliance with the continued listing standards of the Nasdaq Capital Market;
●	anticipated trends and challenges in our business and the markets in which we operate; and
●	our ability to continue as a going concern.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Adagio Medical Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,740	$17,105
Inventory, net	1,986	1,672
Prepaid expenses	920	989
Other current assets	43	316
Total current assets	10,689	20,082
Property and equipment, net	1,127	1,535
Right-of-use assets, net	1,132	697
Intangible assets, net	6,969	6,969
Goodwill, net	13,967	13,967
Other assets	—	3
Total assets	$33,884	$43,253
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$699	$1,082
Accrued liabilities	6,634	6,996
Operating lease liabilities, current	229	155
Total current liabilities	7,562	8,233
Operating lease liabilities, long-term	936	563
Convertible notes payable, net	24,836	21,040
Warrant liabilities	82	132
Deferred tax liabilities, net	883	883
Total liabilities	34,299	30,851
Commitments and contingencies (Note 11)
Stockholders’ (deficit) equity:
Common stock, $0.0001 par value; 210,000,000 shares authorized at June 30, 2026 and December 31, 2025; 22,210,459 and 22,210,459 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	2	2
Additional paid-in capital	108,976	108,108
Accumulated other comprehensive income (loss)	10	(99)
Accumulated deficit	(109,403)	(95,609)
Total stockholders’ (deficit) equity	(415)	12,402
Total liabilities and stockholders’ (deficit) equity	$33,884	$43,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adagio Medical Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$—	$—	$—	$—
Cost of revenue and operating expenses:
Cost of revenue	—	342	—	595
Research and development	2,450	1,971	5,191	5,630
Selling, general, and administrative	2,484	2,404	4,943	5,976
Total cost of revenue and operating expenses	4,934	4,717	10,134	12,201
Loss from operations	(4,934)	(4,717)	(10,134)	(12,201)
Other (expense) income:
Convertible notes fair value adjustment	(1,162)	1,427	(2,225)	1,617
Warrant liabilities fair value adjustment	181	(141)	50	(103)
Interest expense	(805)	(720)	(1,583)	(1,382)
Interest income	72	102	179	266
Other (expense) income, net	(69)	102	1	143
Total other (expense) income, net	(1,783)	770	(3,578)	541
Net loss	$(6,717)	$(3,947)	$(13,712)	$(11,660)
Other comprehensive loss:
Foreign currency translation adjustment	153	(39)	109	(100)
Comprehensive loss	$(6,564)	$(3,986)	$(13,603)	$(11,760)

Basic net loss per share	$(0.30)	$(0.26)	$(0.62)	$(0.76)
Diluted net loss per share	$(0.30)	$(0.35)	$(0.62)	$(0.86)
Weighted-average shares used to compute net loss per common share, basic and diluted	22,210,459	15,381,565	22,210,459	15,378,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adagio Medical Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity

(in thousands, except share data)

(unaudited)

	Three Months Ended June 30, 2026
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance as of March 31, 2026 (unaudited)	22,210,459	$2	$108,497	$(102,631)	$(143)	$5,725
Foreign currency translation adjustment	—	—	—	(55)	153	98
Stock-based compensation	—	—	479	—	—	479
Net loss	—	—	—	(6,717)	—	(6,717)
Balance as of June 30, 2026 (unaudited)	22,210,459	$2	$108,976	$(109,403)	$10	$(415)

	Six Months Ended June 30, 2026
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance as of December 31, 2025	22,210,459	$2	$108,108	$(95,609)	$(99)	$12,402
Foreign currency translation adjustment	—	—	—	(82)	109	27
Stock-based compensation	—	—	868	—	—	868
Net loss	—	—	—	(13,712)	—	(13,712)
Balance as of June 30, 2026 (unaudited)	22,210,459	$2	$108,976	$(109,403)	$10	$(415)

	Three Months Ended June 30, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of March 31, 2025 (unaudited)	15,381,565	$2	$90,713	$(78,256)	$(60)	$12,399
Foreign currency translation adjustment	—	—	—	19	(39)	(20)
Stock-based compensation	—	—	234	—	—	234
Net loss	—	—	—	(3,947)	—	(3,947)
Balance as of June 30, 2025 (unaudited)	15,381,565	$2	$90,947	$(82,184)	$(99)	$8,666

	Six Months Ended June 30, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2024	15,198,232	$2	$90,495	$(70,586)	$1	$19,912
Foreign currency translation adjustment	—	—	—	62	(100)	(38)
Issuance of Waiver Shares	183,333	—	—	—	—	—
Stock-based compensation	—	—	452	—	—	452
Net loss	—	—	—	(11,660)	—	(11,660)
Balance as of June 30, 2025 (unaudited)	15,381,565	$2	$90,947	$(82,184)	$(99)	$8,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adagio Medical Holdings, Inc.

Condensed Consolidated Statements of Cash Flows
(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(13,712)	$(11,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	411	542
Stock-based compensation	868	452
Loss on disposal of property and equipment	1	—
Change in fair value of convertible notes payable	2,225	(1,617)
Change in fair value of warrant liabilities	(50)	103
Net change in operating assets and liabilities:
Accounts receivable, net	—	39
Inventory, net	(314)	756
Prepaid expenses and other current assets	346	(10)
Accounts payable	(383)	(1,526)
Accrued liabilities	(360)	(335)
Other accrued liabilities	1,571	1,379
Operating lease liabilities	11	10
Net cash used in operating activities	(9,386)	(11,867)
Cash flows from investing activities:
Purchases of property and equipment	(8)	(345)
Net cash used in investing activities:	(8)	(345)
Cash flows from financing activities:
Net cash provided by (used in) financing activities	—	—
Effect of foreign currency translation on cash and cash equivalents	29	(174)
Net change in cash and cash equivalents	(9,365)	(12,386)
Cash and cash equivalents, at beginning of period	17,105	20,586
Cash and cash equivalents, at end of period	$7,740	$8,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

Adagio Medical Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Description of Organization and Business Operations

Our Company

Adagio Medical Holdings, Inc. together with its wholly-owned subsidiaries (collectively, the “Company”), is a medical technology company focused on the development and commercialization of ablation technologies for the treatment of cardiac arrhythmias. The Company is currently focused on the treatment of ventricular arrhythmias with its purpose-built vCLAS™ Ventricular Ablation Systems. The Company’s technologies are based on its proprietary Ultra-Low Temperature Ablation (“ULTA”) platform, which is designed to produce durable, contiguous, transmural lesions anywhere in the heart using the Company’s differentiated catheters and consoles.

The Company’s first-generation vCLAS System is currently under evaluation in the FULCRUM-VT U.S. Investigational Device Exemption (“IDE”) Pivotal Study. Enrollment in the FULCRUM-VT IDE was completed in October 2025 and in April 2026, the Company announced the six-month pivotal results from this trial, which were used to support the Company’s May 2026  submission to the U.S. Food and Drug Administration (“FDA”) of a Premarket Approval (“PMA”) application for the vCLAS Ventricular Ablation System. In April 2025, the Company received Breakthrough Device designation from the FDA for the Company’s vCLAS Ventricular Ablation System for the treatment of drug-refractory, recurrent, sustained monomorphic ventricular tachycardia (“SMVT”) in patients with ischemic or non-ischemic structural heart disease. Legacy Adagio (as defined below) received CE Mark in Europe for the vCLAS Ventricular Ablation System for ventricular tachycardia (“VT”) in March 2024.

The Company also has in development its next-generation vCLAS Ultra Ventricular Ablation System for the treatment of SMVT, the design of which is faster, smaller and more flexible than its predecessor vCLAS device. The Company received IDE approval from the FDA in April 2026 to expand the Company’s FULCRUM-VT trial to evaluate the safety and effectiveness of the vCLAS Ultra System. This next-generation device, which was designed to improve customer usability, requires only a single freeze.

The Company is also developing a dual therapy ablation platform technology that combines ULTA with pulsed field ablation (“PFA”), which the Company calls pulsed field cryoablation (“PFCA”). The Company is headquartered in Laguna Hills, California.

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

The Company’s Common Stock (as defined below) began trading on the Nasdaq Capital Market on August 1, 2024, under the symbol “ADGM”.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has limited revenue and has experienced recurring operating losses and negative cash flows from operations since its inception and anticipates that it will continue to do so for at least the next several years.

As of June 30, 2026, the Company had cash and cash equivalents of $7.7 million and an accumulated deficit of $109.4 million.

For the three months ended June 30, 2026 and June 30, 2025, net loss was $6.7 million and $3.9 million, respectively. For the six months ended June 30, 2026 and June 30, 2025, net loss was $13.7 million and $11.7 million, respectively.

For the six months ended June 30, 2026 and June 30, 2025, net cash used in operating activities was $9.4 million and $11.9 million, respectively.

In October 2025, the Company announced a private placement of its common stock (or pre-funded warrants to purchase common stock in lieu thereof) and accompanying warrants to purchase shares of common stock, for aggregate gross proceeds of approximately $19.0 million (excluding up to $31.0 million of additional potential gross proceeds from the cash exercise of the common stock warrants) (the “Private Placement”). In May 2026, Tranche A Warrants to purchase an aggregate of 6,012,943 shares of Common Stock (or pre-funded warrants in lieu thereof)  issued in connection with the Private Placement expired unexercised. The Company may receive up to approximately $20.6 million in additional gross proceeds from the cash exercise, if any, of the remaining Tranche B Warrants to purchase an aggregate of 6,012,943 shares of Common Stock (or pre-funded warrants in lieu thereof) and Tranche C Warrants to purchase an aggregate of 6,012,943 shares of Common Stock (or pre-funded warrants in lieu thereof).

Pursuant to ASC 205-40, Presentation of Financial Statements — Going Concern, the Company evaluates at each annual and interim reporting period whether conditions or events, considered in the aggregate, raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of the report date, the Company does not believe its existing cash and cash equivalents are sufficient to fund its operating and capital expenditure requirements for at least 12 months from the date of issuance of these unaudited consolidated financial statements. Based on its current plans and forecasted expenses, the Company expects that its cash and cash equivalents as of the report date will enable the Company to fund its planned operating expenses and capital expenditure requirements into the fourth quarter of 2026. The Company has based this estimate on assumptions that may prove to be wrong, and it could exhaust its capital resources sooner than expected. Until the Company can generate sufficient revenue, the Company will need to finance future cash needs through public or private equity offerings, license agreements, debt financings or restructurings, collaborations, strategic alliances and marketing or distribution arrangements.

Management intends to mitigate the conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern entity by (i) negotiating other cash equity, debt or strategic financing in the short-term, (ii) continuing to pursue the necessary regulatory approvals to launch commercially in the U.S. market, and (iii) executing cost-cutting measures to manage cash burn. However, there can be no assurances that the current plans will generate any liquidity to the Company or be available on terms acceptable to the Company.

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

Certain information and disclosures normally included in consolidated financial statements presented in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 27, 2026, as amended by the Amendment No. 1 on Form 10-K/A filed with the SEC on July 13, 2026 (the “2025 Annual Report”).

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements include the condensed consolidated balance sheet as of June 30, 2026; the condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2026 and June 30, 2025; the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and June 30, 2025; and the related footnote disclosures.

These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and, in management’s opinion, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 30, 2026, and its results of operations and comprehensive loss for the three and six months ended June 30, 2026, and June 30, 2025, and its cash flows for the six months ended June 30, 2026 and June 30, 2025.

The results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any other interim period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less from the date of purchase, including its money market account, to be cash equivalents. All of the Company’s cash equivalents have liquid markets. Cash deposits held in accounts at each United States financial institution are insured up to $0.25 million by the Federal Deposit Insurance Corporation (FDIC). Cash deposits held in accounts at each European Union financial institution are insured up to €0.1 million by the Deposit Guarantee Scheme. The Company maintains its cash in bank deposit accounts that, at times, may exceed the stated insured limits. Any loss incurred or lack of access to uninsured funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows. Management does not expect any losses on such accounts. Cash and cash equivalents were $7.7 million and $17.1 million as of June 30, 2026 and December 31, 2025, respectively.

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

When the Company loans the Console to the customer, it retains title to the Console at all times and does not require minimum purchase commitments from the customer related to any Consumables. In such cases, the Company invoices the customer for the Consumables based on customer orders received. Over time, the Company expects to recover the cost of the loaned Console through the customer’s continued purchasing and use of additional Consumables. For these reasons, the Company has determined that part of the arrangement consideration for the Consumables is an implied rental payment for use of the Console. Therefore, the Company allocates the arrangement consideration between the lease components (i.e., the Console) and non-lease components (i.e., the Consumables) based on the relative estimated standalone selling price of each distinct performance obligation consistent with ASC 842, Leases and ASC 606. As no revenue was recognized during the three and six months ended June 30, 2026 and 2025, no revenue was allocated to the lease components during these periods.

Revenue from sales to customers of the Consumables were classified as revenue in the Company’s condensed consolidated statements of operations and comprehensive loss. The delivery of the Consumables is performance obligation-satisfied at the point in time at which the control of the goods is transferred to the customer (i.e., FOB Shipping Point). Revenue is recognized when control is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the product.

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

For the three and six months ended June 30, 2026 and June 30, 2025, no revenue was recognized.

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

The Company’s intangible assets subject to amortization and other long-lived assets, are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment, which requires that companies consider whether events or changes in facts and circumstances, both internally and externally, may indicate that an impairment of long-lived assets held for use are present. The Company reviews long-lived assets for impairment at least annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset, the assets are written down to their estimated fair value, and the loss is recognized in the condensed consolidated statements of operations and comprehensive loss.

For the three and six months ended June 30, 2026 and June 30, 2025, the Company determined that there was no impairment of definite-lived intangible assets.

Indefinite-lived intangible assets consist of In-Process Research and Development (“IPR&D”). Intangible assets with indefinite lives are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. If, based on the qualitative assessment, the Company determines that it is more likely than not that the asset’s fair value is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, the Company performs a quantitative impairment test. The quantitative impairment test consists of a one-step analysis that compares the fair value of the indefinite-lived intangible asset to its carrying amount. If the carrying amount exceeds the fair value, an impairment loss is recognized for this difference.

For the three and six months ended June 30, 2026 and June 30, 2025, the Company determined that there was no impairment of indefinite-lived intangible assets.

Goodwill

In accordance with ASC 350, Intangibles - Goodwill and Other, the Company tests goodwill for impairment at the reporting unit level. The Company has one reporting unit for the goodwill impairment testing purposes.

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

No goodwill impairment charges were recorded for the three and six months ended June 30, 2026 and June 30, 2025.

Concentrations

The Company had two suppliers exceed 10% of total accounts payable as of June 30, 2026, representing 28% of accounts payable.

The Company had three suppliers exceed 10% of total accounts payable as of December 31, 2025, representing 74% of accounts payable.

The Company’s five and ten largest suppliers accounted for approximately 30% and 43%, respectively, of the Company’s expenditures for the six months ended June 30, 2026.

The Company’s five and ten largest suppliers accounted for approximately 27% and 39%, respectively, of the Company’s expenditures for the six months ended June 30, 2025.

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

For the three and six months ended June 30, 2026 and June 30, 2025, the Company determined that no impairment of long-lived assets was indicated.

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

The Company’s implied rental agreements for its consoles qualify as operating leases and as such, revenue is recognized in accordance with ASC 842, Leases and ASC 606, Revenue from Contracts with Customers. As no revenue was recognized during the three and six months ended June 30, 2026 and June 30, 2025, no revenue was allocated to the lease components during these periods.

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

The Company determines the classification of warrants based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments and meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are classified as liabilities and are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the liability-classified warrants are recognized in warrant liabilities fair value adjustment in the condensed consolidated statements of operations and comprehensive loss.

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

ASU 2019-12, Simplifying the Accounting for Income Taxes, was adopted in the first quarter of 2021 and the Company has recorded franchise taxes not based on income outside of income tax expense. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its condensed consolidated balance sheets and did not recognize any interest or penalties in its condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and June 30, 2025, respectively.

To date, there have been no interest or penalties charged in relation to the unrecognized tax benefits. Refer to Note 15 - Income Taxes for additional details.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update ASU 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The new standard permits early adoption and can be applied prospectively or retrospectively. The Company adopted the updated standard in 2025 and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

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

Note 3 - Fair Value Measurements

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

The following tables summarize the Company’s financial instruments at fair value based on the fair value hierarchy for each class of instrument (in thousands):

June 30, 2026	Level 1	Level 2	Level 3
Assets:
Money Market Account	$7,409	$—	$—
Liabilities:
Convertible Securities Notes (including accrued interest)	$—	$—	$24,836
Convert Warrants	$—	$—	$82

December 31, 2025	Level 1	Level 2	Level 3
Assets:
Money Market Account	$16,710	$—	$—
Liabilities:
Convertible Securities Notes (including accrued interest)	$—	$—	$21,040
Convert Warrants	$—	$—	$132

There were no transfers made among the three levels in the fair value hierarchy for the six months ended June 30, 2026 and for the year ended December 31, 2025.

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

The Company utilized the binomial lattice model to value the Convertible Securities Notes as of June 30, 2026 and December 31, 2025. The following table summarizes the significant inputs as of the valuation dates:

Convertible Securities Notes	June 30, 2026	December 31, 2025
Common stock price	$0.65	$1.04
Discount rate	27.9%	26.3%
Expected term (years)	1.84	2.33
Risk-free interest rate	4.03%	3.44%
Volatility	110%	70%

The following table presents changes in the Level 3 convertible promissory notes measured at fair value for the six months ended June 30, 2026 (in thousands):

Convertible Securities Notes - Six Months Ended June 30, 2026
Balance (beginning of period)	$21,040
Accrued interest	1,571
Fair value measurement adjustments	2,225
Balance (end of period)	$24,836

The following table presents changes in the Level 3 convertible promissory notes measured at fair value for the six months ended June 30, 2025 (in thousands):

Convertible Securities Notes - Six Months Ended June 30, 2025
Balance (beginning of period)	$17,180
Accrued interest	1,382
Fair value measurement adjustments	(1,617)
Balance (end of period)	$16,945

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

The Convert Warrants are classified as Level 3 measurements within the fair value hierarchy. The Company utilized the Black-Scholes-Merton option model to value the Convert Warrants as of June 30, 2026 and December 31, 2025. The following table summarizes the significant inputs as of the valuation dates:

Convert Warrants	June 30, 2026	December 31, 2025
Common stock price	$0.65	$1.04
Expected volatility	80.0%	70.0%
Risk free rate	4.11%	3.72%
Expected dividend yield	—%	—%
Expected term (years)	5.09	5.58

The following table presents changes in the Level 3 Convert Warrants measured at fair value for the six months ended June 30, 2026 (in thousands):

Convert Warrants - Six Months Ended June 30, 2026
Balance (beginning of period)	$132
Fair value measurement adjustments	(50)
Balance (end of period)	$82

The following table presents changes in the Level 3 Convert Warrants measured at fair value for the six months ended June 30, 2025 (in thousands):

Convert Warrants - Six Months Ended June 30, 2025
Balance (beginning of period)	$152
Fair value measurement adjustments	(38)
Balance (end of period)	$114

Note 4 - Inventory, net

Inventory as of June 30, 2026 and December 31, 2025, consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Raw materials	$1,445	$1,423
Work-in-Process	429	163
Finished goods	112	86
Total inventory	$1,986	$1,672

Obsolete and expired inventory are expensed as incurred. Inventory is recorded net of obsolescence and manufacturing scrap of $64 thousand and $0.3 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, all the Company’s inventory is related to catheters and consoles.

Note 5 - Property and Equipment

The Company’s property and equipment, net, as of June 30, 2026 and December 31, 2025, consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Consoles	$2,257	$2,199
Machinery and equipment	938	1,036
Leasehold improvements	296	296
Tools and molds	233	233
Computer equipment	252	250
Demo equipment	66	66
Furniture and fixtures	64	65
Vehicles	39	39
Total property and equipment	4,145	4,184
Less: accumulated depreciation	(3,018)	(2,649)
Property and equipment, net	$1,127	$1,535

Depreciation expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2025, respectively.

Note 6 - Goodwill and Intangible Assets

The Company’s intangible assets, net as of June 30, 2026 and December 31, 2025 consists of the following (in thousands):

	June 30, 2026
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
IPR&D	Indefinite	$6,969	$—	$6,969
Total		$6,969	$—	$6,969

	December 31, 2025
	Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
IPR&D	Indefinite	$6,969	$—	$6,969
Total		$6,969	$—	$6,969

During the three and six months ended June 30, 2026, the Company performed a qualitative assessment of its indefinite-lived intangible assets for impairment and determined that no indicators of impairment were present. Based on this assessment, the Company concluded that it was not more likely than not that the fair value of the indefinite-lived intangible assets was less than their carrying amounts.

Based on the Company’s qualitative analysis, no intangible assets impairment charges were recorded for the three and six months ended June 30, 2026.

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

	June 30, 2026
	Carrying Amount	Impairment	Net Carrying Amount
Goodwill	$13,967	$—	$13,967

	December 31, 2025
	Carrying Amount	Impairment	Net Carrying Amount
Goodwill	$13,967	$—	$13,967

During the three and six months ended June 30, 2026, the Company performed a qualitative assessment of goodwill for impairment and determined that no indicators of impairment were present. Based on this assessment, the Company concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount. Accordingly, no quantitative impairment testing was required. No impairment charges related to goodwill were recorded during the three and six months ended June 30, 2026.

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

Note 7 - Accrued Liabilities

The following table presents details of accrued liabilities as of June 30, 2026, and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Accrued deferred professional fees	$3,616	$3,616
Compensation and related expenses	1,838	1,533
Research and development expenses	946	1,436
Other	234	411
Total accrued liabilities	$6,634	$6,996

Note 8 - Debt

Outstanding debt as of June 30, 2026, and December 31, 2025, consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Convertible Securities Notes (including accrued interest)	$24,836	$21,040
Total outstanding debt	$24,836	$21,040

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

The 1,500,000 Convert Warrants, each of which is exercisable on a cashless basis, or for one share of the Company’s common stock at $24.00 per share, subject to adjustment. The Convertible Securities Notes have a maturity of three years and nine months after the Closing and interest will be payable in cash or compounded as additional principal outstanding, which accrues on a quarterly basis. At the Company’s option, payment of interest can either be (i) made quarterly in cash, or (ii) compounded and become additional principal of the Convertible Securities Notes. As of June 30, 2026, the Company does not anticipate making a cash interest payment within the next 12 months.

The conversion of the convertible notes issued in February 2024 (the “February 2024 Convertible Notes”) was carried out on the same terms as the other Convert Investors executing the Convertible Security Subscription Agreement.

For the three and six months ended June 30, 2026, the Company recognized interest expense of $0.8 million and $1.6 million, respectively.

For the three and six months ended June 30, 2025, the Company recognized interest expense of $0.7 million and $1.4 million, respectively.

Note 9 - Warrants

Convert Warrants

As described in Note 3 - Fair Value Measurements and Note 8 - Debt, the Company issued $20.0 million of Convertible Securities Notes and 1,500,000 Convert Warrants at the Closing. Each of the Convert Warrants is exercisable on a cashless basis, or for one share of the Company’s common stock, at an exercise price of $24.00 per share, subject to adjustment. The Convert Warrants expire on the seventh anniversary of the issuance date. In accordance with ASC 815, the Convert Warrants are classified as liabilities.

Refer to Note 3 - Fair Value Measurements and Note 8 - Debt for additional information related to the Convert Warrants.

PIPE Base Warrants

In connection with the execution of the Business Combination Agreement, ListCo and ARYA entered into Subscription Agreements (the “Initial Subscription Agreements”), with Perceptive Life Sciences Master Fund, Ltd. a Cayman Islands exempted company (the “Perceptive PIPE Investor”), and certain other investors (the “Initial Other PIPE Investors” and, together with the Perceptive PIPE Investor, the “Initial PIPE Investors”). In June 2024, ListCo and ARYA entered into additional Subscription Agreements (the “June Subscription Agreements” and, together with the Initial Subscription Agreements, the “Subscription Agreements”) with certain additional investors (the “June PIPE Investors” and, together with the Initial Other PIPE Investors, the “Other PIPE Investors” and, the Other PIPE Investors, together with the Perceptive PIPE Investor, the “PIPE Investors”).

Pursuant to the Subscription Agreements, the PIPE Investors committed financing valued at $64.5 million (the “2024 PIPE Financing”).

The 2024 PIPE Financing included:

(i)	Commitments by certain Other PIPE Investors to purchase $2.5 million of Class A ordinary shares of ARYA in the open market and not to redeem such shares before the Closing, resulting in the issuance of 355,457 shares of the Company’s common stock and 299,902 warrants exercisable for shares of the Company’s common stock (the “Base Warrants”).

(ii)

Commitments by certain Other PIPE Investors that were shareholders of ARYA not to redeem 247,700 Class A ordinary shares of ARYA, resulting in the issuance of 405,772 shares of the Company’s common stock and 343,756 Base Warrants.

(iii)

Agreements by certain Other PIPE Investors to purchase 1,036,666 shares of the Company’s common stock, 1,440,000 Base Warrants and 670,000 pre-funded warrants (the “2024 PIPE Pre-Funded Warrants”) for an aggregate cash investment of $12.0 million in the Company.

(iv)

Contribution by the Perceptive PIPE Investor of an aggregate of $29.5 million in April 2023 Convertible Notes, November 2023 Convertible Notes, May 2024 Convertible Notes, June 2024 Convertible Notes and July 2024 Convertible Notes (collectively, the “Bridge Financing Notes”), together with $1.7 million of accrued interest. A total of 4,372,607 shares of the Company’s common stock and 3,540,000 Base Warrants were issued to settle the Bridge Financing Notes and the related accrued and unpaid interest.

(v)	An additional cash investment of $15.9 million by the Perceptive PIPE Investor in exchange for 2,250,352 shares of the Company’s common stock and 1,905,069 Base Warrants.

On the Closing Date, the Company issued 3,540,000 Base Warrants along with 4,372,607 shares of the Company’s common stock to settle the outstanding principal and accrued interest of the Bridge Financing Notes.

The Company issued 3,345,069 Base Warrants along with 3,287,018 shares of the Company’s common stock and 670,000 2024 PIPE Pre-Funded Warrants to the PIPE Investors in exchange for cash proceeds received in the 2024 PIPE Financing.

The Company issued 643,658 Base Warrants along with 761,229 shares of the Company’s common stock in exchange for the non-redeemable 468,941 Class A ordinary shares of ARYA held by certain Other PIPE Investors.

The Base Warrants may be exercised for shares of the Company’s common stock at any time from the issuance date through the expiration date, which is the fifth anniversary of the issuance date. The Base Warrants may be exercised on a gross or net basis at an exercise price of $10.00 per share.

The Base Warrants had an issuance-date fair value of $2.41 per warrant based on assumptions that included (i) a value of the Company’s common stock of $6.64 per share; (ii) a risk-free interest rate of 3.93%; (iii) a dividend yield of zero; (iv) common stock volatility of 84.0% and a volatility haircut of 10%; and (v) a remaining term of five years.

In accordance with ASC 815-40, the Company determined that the Base Warrants associated with the 2024 PIPE Financing are indexed to the Company’s common stock and qualify for equity classification. Accordingly, the Base Warrants are accounted for as equity and were initially measured at fair value. The Base Warrants meet the ASC 815-40 indexation and settlement guidance because (i) the Base Warrants may be exercised at any time during the exercise period without contingencies and (ii) the Base Warrants may be settled in a fixed number of shares upon exercise, with any adjustments, such as antidilution and alternative issuance adjustments, consistent with ASC 815, and do not preclude equity classification. Additionally, the Company has sufficient authorized shares available to settle the Base Warrants, and all applicable adjustments are within the control of the Company, further supporting equity classification.

As of June 30, 2026 and December 31, 2025, there were 7,528,727 Base Warrants outstanding.

2025 PIPE Milestone and Pre-Funded Warrants

On October 14, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited healthcare investors (the “Purchasers”), pursuant to which the Company issued and sold to the Purchasers in the Private Placement (the “2025 PIPE Financing”): (i) an aggregate of  9,792,506 shares (the “Shares”) of its common stock, par value $0.0001 per share (the “Common Stock”), or pre-funded warrants to purchase shares of Common Stock in lieu thereof (the “2025 PIPE Pre-Funded Warrants”); and (ii) accompanying (a) Tranche A Warrants to purchase an aggregate of 6,012,943 shares of Common Stock (or pre-funded warrants in lieu thereof) (the “Tranche A Warrants”), (b) Tranche B Warrants to purchase an aggregate of 6,012,943 shares of Common Stock (or pre-funded warrants in lieu thereof) (the “Tranche B Warrants”), and (c) Tranche C Warrants to purchase an aggregate of 6,012,943 shares of Common Stock (or pre-funded warrants in lieu thereof) (the “Tranche C Warrants” and, together with the Tranche A Warrants and Tranche B Warrants, the “Milestone Warrants”), for aggregate gross proceeds of approximately $19.0 million (excluding up to approximately $31.0 million of additional aggregate gross proceeds that may be received in the future upon the cash exercise in full of the Milestone Warrants), before deducting placement agent fees and other expenses payable by the Company. Each Share, or 2025 PIPE Pre-Funded Warrant in lieu thereof, sold pursuant to the Securities Purchase Agreement was accompanied by one Tranche A Warrant, one Tranche B Warrant and one Tranche C Warrant. The combined purchase price of each Share and accompanying Milestone Warrants was $1.9403 (which included $0.2303 for the Milestone Warrants sold with each Share in accordance with the rules and regulations of The Nasdaq Stock Market LLC). The combined purchase price of each 2025 PIPE Pre-Funded Warrant and accompanying Milestone Warrants was $1.9402 (equal to the combined purchase price per Share and accompanying Milestone Warrants, less $0.0001).

Each Milestone Warrant is exercisable for one share of Common Stock at an exercise price of $1.71 per share. The Tranche A Warrants expired unexercised in May 2026. The Tranche B and Tranche C Warrants will expire upon the earlier of (i) five years from the date of issuance or (ii) (a) for the Tranche B Warrants, the date that is thirty (30) days following its announcement of FDA approval of the vCLAS Cryoablation System, and (b) for the Tranche C Warrants, the date that is thirty (30) days following the Company’s announcement of FDA approval of its second generation vCLAS catheter system. The 2025 PIPE Pre-Funded Warrants are exercisable for one share of Common Stock at an exercise price of $0.0001 per share. The 2025 PIPE Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the 2025 PIPE Pre-Funded Warrants are exercised in full.

A holder of the 2025 PIPE Pre-Funded Warrants or Milestone Warrants, together with its affiliates, may not exercise any portion of such warrants to the extent that the holder would beneficially own more than 4.99% (or, at the holder’s option upon issuance, 9.99%) of the Company’s outstanding Common Stock immediately after giving effect to such exercise. The beneficial ownership limitation may be changed at the holder’s election to a lower or higher percentage not to exceed 19.99%, subject to 61 days’ prior notice to the Company and the terms of the applicable warrants. In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a Milestone Warrant, after the deadline for effectiveness of the registration statement to be filed pursuant to the Registration Rights Agreement dated as of October 14, 2025, by and among the Company and the other parties thereto (the “Registration Rights Agreement”), the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of Common Stock determined according to a formula set forth in the Milestone Warrants, provided that such cashless exercise shall only be permitted if, at the time of such exercise, there is no effective registration statement registering the resale of shares of Common Stock underlying the Milestone Warrants or if the prospectus contained in such registration statement is not available for the resale of shares of Common Stock underlying the Milestone Warrants by the Milestone Warrant holder.

In lieu of making the cash payment otherwise contemplated to be made to the Company upon exercise of a 2025 PIPE Pre-Funded Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of Common Stock determined pursuant to the formula set forth in the 2025 PIPE Pre-Funded Warrants.

In accordance with ASC 815-40, the Company determined that the Milestone Warrants and the 2025 PIPE Pre-Funded Warrants issued in connection with the 2025 PIPE Financing are indexed to the Company’s common stock and qualify for equity classification. Accordingly, the Milestone Warrants and the 2025 PIPE Pre-Funded Warrants are accounted for as equity and were initially measured at fair value.

The Milestone Warrants and the 2025 PIPE Pre-Funded Warrants meet the ASC 815-40 indexation and settlement guidance based on the following : (i) they may be exercised at any time during the exercise period without contingencies and (ii) may be settled in a fixed number of shares upon exercise, with any adjustments, such as antidilution and alternative issuance adjustments, consistent with ASC 815, and do not preclude equity classification. At issuance, the Milestone Warrants were exercisable for an aggregate of 18,038,829 shares of the Company’s common stock, and the 2025 PIPE Pre-Funded Warrants were exercisable for an aggregate of 3,994,434 shares of the Company’s common stock, representing the maximum number of shares issuable under the agreements. Additionally, the Company has sufficient authorized shares available to settle the Milestone Warrants and the 2025 PIPE Pre-Funded Warrants, and all applicable adjustments are within the control of the Company, further supporting equity classification.

In December 2025, 1,030,822 2025 PIPE Pre-Funded Warrant shares were exercised on a cash basis for 1,030,822 shares of the Company’s common stock. The exercise price for the 2025 PIPE Pre-Funded Warrants was $0.0001 per share.

As of June 30, 2026 and December 31, 2025, there were 2,963,612 2025 PIPE Pre-Funded Warrants outstanding.

In May 2026, the Tranche A Warrants, which were exercisable for an aggregate of 6,012,943 shares of the Company’s common stock, expired unexercised.

As of June 30, 2026, the remaining Tranche B Warrants and Tranche C Warrants were exercisable for an aggregate of 12,025,886 shares of the Company’s common stock.

Note 10 - Operating Leases

The Company leases distribution and research and development facilities as well as sub-leases office and manufacturing space from third parties under its operating leases. The leases have expirations ranging from January 2030 to March 2031, some of which include rent escalations or an option to extend the lease for up to three years per renewal. The exercise of lease renewal options is at the sole discretion of the Company. Where leases contain an option to renew, any period beyond the option date is only included as part of the lease term if the Company is reasonably certain to exercise the option.

As of June 30, 2026 and December 31, 2025, the Company does not have any finance or short-term leases and has not entered into leases which have not yet commenced that would entitle the Company to significant rights or create additional obligations during the periods as of June 30, 2026 and December 31, 2025.

The following table summarizes quantitative information of the Company’s operating leases for the three and six months ended June 30, 2026 and June 30, 2025.

	Three months ended June 30,		Six months ended June 30,
In thousands	2026	2025	2026	2025
Operating cash flows paid for operating leases	$70	$81	$168	$147

As of June 30, 2026, the weighted average remaining lease term for the Company’s operating leases was 4.1 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 8.0%.

As of December 31, 2025, the weighted average remaining lease term for the Company’s operating leases was 3.9 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 8.0%.

Operating lease cost was $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively.

Operating lease cost was $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively.

The Company did not incur any variable lease cost for the three and six months ended June 30, 2026 and June 30, 2025.

The following table presents the future minimum payments under the non-cancelable operating leases as of June 30, 2026 (in thousands):

Remaining six months of year ending December 31, 2026	$150
Year ending December 31, 2027	326
Year ending December 31, 2028	340
Year ending December 31, 2029	354
Year ending December 31, 2030	163
Year ending December 31, 2031	36
Total undiscounted future cash flows	1,369
Less: imputed interest	(204)
Total operating lease liability	$1,165

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

Note 12 - Stockholders’ Equity

Common Stock

As of June 30, 2026, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 210,000,000 shares of common stock at a par value of $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share. As of June 30, 2026, 22,210,459 shares were issued and outstanding, including 1,147,500 Sponsor Earnout (as defined below).

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

The holders of the Company’s common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the Company’s Board of Directors. As of June 30, 2026, no cash dividend has been declared to date. Each share of the Company’s common stock is entitled to one vote.

The table below summarizes the Company’s reserved common stock for further issuance as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Base Warrants	7,528,727	7,528,727
2025 PIPE Pre-funded Warrants	2,963,612	2,963,612
Convertible Securities Notes	3,232,331	3,232,331
2025 PIPE Milestone Warrants	12,025,886	18,038,829
Convert Warrants	1,500,000	1,500,000
Company’s common stock issuable upon the exercise of outstanding options Legacy Adagio’s equity plans that were assumed in the Business Combination	6,587	7,587
Common stock reserved for future issuance under the 2024 Equity Incentive Plan	9,471,488	6,197,737
Common stock reserved for future issuance under the 2024 Key Employee Equity Incentive Plan	3,354,444	3,354,444
Common stock reserved for future issuance under the 2024 Employee Stock Purchase Plan	441,293	441,293
Common stock reserved for future issuance	40,524,368	43,264,560

Note 13 - Stock-Based Compensation

Stock-Based Compensation Expense

The following table summarizes the total stock-based compensation expense for the stock options expense recorded in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and June 30, 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$166	$79	$271	$88
Selling, general, and administration	313	155	597	364
Total stock-based compensation expense	$479	$234	$868	$452

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

During the six months ended June 30, 2026, the Company granted 3,350,090 awards under this plan.

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

During the six months ended June 30, 2026, the Company granted 1,340,000 awards under this plan.

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

The Company has not granted any purchase rights under this plan as of June 30, 2026.

The following table summarizes stock option activity related to the 2024 Equity Incentive Plan and 2024 Key Employee Equity Incentive Plan during the six months ended June 30, 2026:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
	Shares	Per Share	Life (years)	(in thousands)
Outstanding, December 31, 2025	5,785,552	$—	—	$—
Options granted	4,690,090	1.06	—	—
Options forfeited	(3,000)	0.87	—	—
Outstanding, June 30, 2026	10,472,642	$1.00	9.14	$—
Options vested, June 30, 2026	2,830,140	$0.93	8.69	$—
Options vested and expected to vest, June 30, 2026	10,466,055	$1.00	9.14	$—

As of June 30, 2026, there was $5.7 million of unrecognized compensation cost related to unvested stock options.

As discussed above, the Company has not granted any options under the 2024 Employee Stock Purchase Plan.

Note 14 - Loss Per Share (“LPS”)

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

Under the two-class method, undistributed earnings allocated to these participating securities are subtracted from net income in determining net income attributable to common stockholders. In periods of net loss, losses are allocated to the participating security only if the security has not only the right to participate in earnings, but also a contractual obligation to share in the Company's losses. As the Company incurred a net loss for the three and six months ended June 30, 2026 and June 30, 2025, the Convertible Securities Notes were not considered participating securities and were excluded from the two-class method calculation.

Further, Basic LPS under the two-class method includes the impact of the Company’s 2025 PIPE Pre-funded Warrants as the 2025 PIPE Pre-funded Warrants are exercisable for only $0.0001 per share (i.e., de minimis cash consideration) without an expiration date and not subject to exercise contingencies.

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

The following table sets forth the computation of basic loss per share attributable to common stockholders and the participating securities for the periods presented (in thousands, except share and per share data):

Basic LPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except share and per share data)	2026	2025	2026	2025
Numerator:
Net loss	$(6,717)	$(3,947)	$(13,712)	$(11,660)
Denominator:
Weighted-average shares outstanding used in computing net loss per share attributable to common stockholders - Basic	22,210,459	15,381,565	22,210,459	15,378,543

Net loss per share attributable to common stockholders - Basic	$(0.30)	$(0.26)	$(0.62)	$(0.76)

The following table sets forth the computation of diluted loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

Diluted LPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands, except share and per share data)	2026	2025	2026	2025
Numerator:
Net loss – Basic	$(6,717)	$(3,947)	$(13,712)	$(11,660)
Less: Adjustment for fair value changes to convertible securities notes	—	(1,427)	—	(1,617)
Net loss attributable to common stockholders – Diluted	$(6,717)	$(5,374)	$(13,712)	$(13,277)

Denominator:
Weighted-average shares outstanding – Basic	22,210,459	15,381,565	22,210,459	15,378,543
Weighted-average effect of shares issuable to Convertible Securities Notes (if-converted method)	—	—	—	—
Weighted-average shares outstanding – Diluted	22,210,459	15,381,565	22,210,459	15,378,543

Net loss per share attributable to common shares – Diluted (if-converted method)	$(0.30)	$(0.35)	$(0.62)	$(0.86)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would be anti-dilutive:

	June 30,	June 30,
	2026	2025
2025 Milestone Warrants	12,025,886	—
Base Warrants	7,528,727	7,528,727
Convert Warrants	1,500,000	1,500,000
Earn-out Shares, subject to vesting conditions	1,147,500	1,147,500
2025 PIPE Pre-funded Warrants	2,963,612	—
Convertible Securities Notes shares	3,232,331	—
Stock options outstanding	10,472,642	—
Total potentially dilutive securities	38,870,698	10,176,227

Note 15 - Income Taxes

The Company accounts for income taxes in accordance with ASC 740. Under the provisions of ASC 740, management is required to evaluate whether a valuation allowance should be established against its deferred tax assets. The Company currently has a full valuation allowance against its deferred tax assets. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. For the six months ended June 30, 2026, there was no material change from the fiscal year ended December 31, 2025, in the amount of the Company's deferred tax assets that are not considered to be more likely than not to be realized in future years.

For the three and six months ended June 30, 2026 and June 30, 2025, the effective tax rate for the Company’s operations was 0.0%. The effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, losses from the German subsidiary that is subject to different effective tax rates, stock-based compensation, fair value adjustments for convertible notes and warrant liabilities, and a change in the valuation allowance that offset the tax benefit on the current period pre-tax loss.

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

Note 17 - Segment Reporting

The Company has one reportable segment managed on a consolidated basis by the Chief Executive Officer (CEO), who is the Chief Operating Decision Maker (“CODM”). In identifying one reportable segment, the Company considered the basis of organization for the design and development and commercialization of ablation technologies for the treatment of cardiac arrhythmias.

The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance and decides how to allocate resources based on consolidated net loss as reported in the condensed consolidated statements of operations and comprehensive loss. There are no other expense categories regularly provided to the CODM that are not already included in the condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets.

Summary of segment net loss, including significant segment expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$—	$—	$—	$—
Less:
Cost of revenue	—	342	—	595
Research and development	2,450	1,971	5,191	5,630
Selling, general, and administrative	2,484	2,404	4,943	5,976
Other (expense) income, net	(1,783)	770	(3,578)	541
Net loss	$(6,717)	$(3,947)	$(13,712)	$(11,660)

Note 18 - Subsequent Events

The Company has evaluated subsequent events occurring after the condensed consolidated balance sheet date through the date these condensed consolidated financial statements were issued and has determined that there were no subsequent events that required recognition or disclosure in the condensed consolidated financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Report. Unless the context otherwise requires, references in this section of the Report to “we,” “us,” “Adagio,” and “the Company” refer to the business and operations of Adagio Medical Holdings, Inc. and its consolidated subsidiaries. References to our “management” or our “management team” refer to our officers and directors.

Overview

We are a medical device company focused on developing and commercializing products for the treatment of cardiac arrhythmias with our novel, proprietary, catheter-based Ultra-Low Temperature Ablation (“ULTA”) platform technology. Our initial focus is on the treatment of ventricular tachycardia (“VT”). VT is a rapid, abnormal heart rhythm, or arrhythmia, that originates in the heart's lower chambers, or ventricles, potentially leading to impaired blood flow and, if sustained, VT can be fatal. VT-associated sudden cardiac death (“SCD”) accounts for approximately 300,000 deaths each year in the United States. Radio Frequency (“RF”) ablation catheters currently approved to treat VT were primarily designed and approved for the treatment of atrial fibrillation (“AF”) and are therefore not designed to optimally treat the specifics of the ventricular anatomy and disease. As a result, VT procedures performed with current devices can be overly complex and can lead to sub-optimal outcomes, factors that have potentially led to the limited growth  of VT ablation procedures, and the consequential unmet need in the large population of patients suffering from VT.

Our clinically tested, proprietary ULTA products are purpose-built to treat VT and are designed to address the unique anatomy of the ventricle and the specific needs of the VT patient. Our ULTA approach is built on the hypothesis that large and durable lesions extending through the depth of both diseased and healthy muscular tissue of the ventricle of the heart (ventricular myocardium) is a foundation for improving the effectiveness of VT ablations and patient outcomes. Our differentiated catheters are designed to create large, durable, deep, titratable lesions within the ventricle, all through an endocardial approach and with no required irrigation. In October 2025, we announced completion of enrollment in our FULCRUM-VT Pivotal U.S. Food and Drug Administration (“FDA”) Investigational Device Exemption (“IDE”) study evaluating our first generation vCLAS Ventricular Ablation System for the treatment of Sustained Monomorphic Ventricular Tachycardia (“SMVT”) in patients with both ischemic and nonischemic cardiomyopathy, and in May 2026 we announced the submission of our Premarket Approval (“PMA”) application to the FDA for the vCLAS Ventricular Ablation System. The vCLAS System was granted Breakthrough Device Designation by the FDA in April 2025.

We have also developed a faster, smaller next-generation vCLAS Ultra Ventricular Ablation System, which is designed to improve customer usability and integration with the existing ablation laboratory workflow. vCLAS Ultra features a more flexible, smaller diameter shaft that is compatible with the industry-standard 8.5 Fr sheaths and operates at lower ablation temperatures resulting in the shorter, single-freeze ablations. In April 2026 we received IDE approval from the FDA to evaluate the safety and effectiveness of our vCLAS Ultra Ventricular Ablation System for the treatment of SMVT.

We believe that our purpose-built solutions have the potential to drive additional market growth in the ablative treatment of the large, underserved VT patient population.

We have established a robust cadence of clinical data designed to evaluate our ULTA technology and support regulatory approvals of our product portfolio. Preliminary data suggest that our approach to treating VT offers a favorable combination of safety, acute and chronic effectiveness compared to the current standard of care, including ablation performed using radio frequency (“RF”) and/or pulsed field ablation (“PFA”) energy sources. The outcomes of our first-in-human CRYOCURE-VT trial, which included 64 patients in nine centers in the European Union and Canada were used to support the March 2024 Conformité Européenne (“CE Mark”) approval of our vCLAS. Ventricular Ablation System for VT. Our 209-patient FULCRUM-VT IDE pivotal clinical trial completed enrollment in October 2025 across 19 centers in the United States and Canada. The study includes patients with both ischemic (“ICM”) and non-ischemic (“NICM”) cardiomyopathies (LVEF=35+/-10%, 33% NICM, 75% with congestive heart failure). In our preliminary acute safety and efficacy results, which we shared in October 2025, acute clinical success, defined as non-inducibility of target ventricular arrhythmias, was 97.4%, with all clinically-relevant VTs eliminated in 96.7% of patients tested by post-ablation programmed electrical stimulation. Key safety findings included a 2.4% rate of major adverse events including four (1.9%) peri-procedural deaths, of which one (0.5%) was adjudicated by an independent clinical events committee as definitely related to the investigational device. In April 2026, we announced preliminary 6-month results from our FULCRUM-VT Pivotal IDE clinical trial, which demonstrated 84.3% six-month freedom from ICD shock and a 78% reduction or elimination of amiodarone use. Importantly, vCLAS demonstrated equivalent clinical effectiveness in both ischemic and non-ischemic cardiomyopathy, addressing the largest unmet need in VT ablation. In May 2026, we submitted a PMA application to the FDA for the approval of the vCLAS Ventricular Ablation System.

We have also developed a proprietary dual-therapy ablation technology which we call Pulsed Field Cryoablation (“PFCA”), that combines PFA with our ULTA technology. Early demonstration of PFCA technology has been performed in the European PARALELL trial in patients with persistent atrial fibrillation and in preclinical studies targeting VT ablations.

We have incurred net losses each year since our inception in 2011. As of June 30, 2026, and December 31, 2025, we had an accumulated deficit of $109.4 million and $95.6 million, respectively. For the three and six months ended June 30, 2026 and June 30, 2025, our net loss was $6.7 million, $13.7 million, $3.9 million and $11.7 million, respectively. The net cash used in operating activities was $9.4 million and $11.9 million, for the six months ended June 30, 2026 and June 30, 2025, respectively. Substantially all of our accumulated deficit has resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. As of June 30, 2026, and December 31, 2025, we had cash of $7.7 million and $17.1 million, respectively.

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

As of the report date, we do not believe our existing cash and cash equivalents are sufficient to fund our operating and capital expenditure requirements for at least 12 months from the date of issuance of the audited consolidated financial statements included in this Report. Based on our current research and development plans, we expect to have sufficient resources to fund our planned operations into the fourth quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than expected. No assurance can be given as to whether additional needed financing will be available on terms acceptable to us, if at all. If sufficient funds on acceptable terms are not available when needed, we may be required to suspend or forego certain planned activities. Failure to manage discretionary spending or raise additional financing, as needed, could adversely impact our ability to achieve our intended business objectives and may have an adverse effect on our results of operations and future prospects. These factors raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date of this filing with the SEC. Refer to Note 1 - Description of Organization and Business Operations in our condensed consolidated financial statements for additional information on the going concern assessment.

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

NASDAQ Notice

On June 12, 2026, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that the listing of our common stock was not in compliance with Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market, as the minimum bid price of our common stock was less than $1.00 per share for the previous 30 consecutive business days (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days from the date of notification, or until December 9, 2026, to regain compliance with the Minimum Bid Price Requirement. During this period, our common stock will continue to trade on the Nasdaq Capital Market. If at any time before December 9, 2026, the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive trading days, Nasdaq will provide written notification that we have achieved compliance with this minimum bid price requirement. In the event that we do not regain compliance by December 9, 2026, a second 180-day compliance period may be available if we provide written notice to Nasdaq that we intend to regain compliance with the bid price requirement during the second 180-day compliance period, by effecting a reverse stock split if necessary, and we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the bid price requirement. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify the Company that its Common Stock is subject to delisting.

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

In February 2025, we announced a strategic realignment of resources to prioritize the completion of our FULCRUM-VT U.S. pivotal IDE clinical trial and our product design optimization program. As part of this realignment, we paused the limited European launch of our vCLAS™ catheter and significantly reduced commercial activities. As a result, we did not generate revenue during the three and six months ended June 30, 2026 and June 30, 2025.

Cost of revenue and operating expenses

Cost of revenue

Cost of revenue includes raw materials, direct labor, manufacturing overhead, shipping and receiving costs and other less significant indirect costs related to the production of our products. Cost of revenue also includes the depreciation expense of consoles loaned to the customers. Such ongoing cost is presented with research and development cost for the period ended June 30, 2026.

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

Other income (expense), net

Other income (expense) income, net primarily consists of foreign currency unrealized and realized gain/loss, and other income related to our research and development tax credit.

Results of Operations

Comparison for the three and six months ended June 30, 2026 to the three and six months ended June 30, 2025

The following table sets forth a summary of our results of operations, expressed as percentages of net revenue (in thousands):

	For the three months ended June 30,				For the six months ended June 30,
	2026	2025	Change		2026	2025	Change
			$	%			$	%
Revenue	$—	$—	$—	100%	$—	$—	$—	100%
Cost of revenue and operating expenses:
Cost of revenue	—	342	(342)	(100)	—	595	(595)	(100)
Research and development	2,450	1,971	479	24	5,191	5,630	(439)	(8)
Selling, general, and administrative	2,484	2,404	80	3	4,943	5,976	(1,033)	(17)
Total cost of revenue and operating expenses	4,934	4,717	217	5	10,134	12,201	(2,067)	(17)
Loss from operations	(4,934)	(4,717)	(217)	5	(10,134)	(12,201)	2,067	(17)
Other (expense) income:
Convertible notes fair value adjustment	(1,162)	1,427	(2,589)	(181)	(2,225)	1,617	(3,842)	(238)
Warrant liabilities fair value adjustment	181	(141)	322	(228)	50	(103)	153	(149)
Interest expense	(805)	(720)	(85)	12	(1,583)	(1,382)	(201)	15
Interest income	72	102	(30)	(29)	179	266	(87)	(33)
Other (expense) income, net	(69)	102	(171)	(168)	1	143	(142)	(99)
Total other (expense) income, net	(1,783)	770	(2,553)	(332)	(3,578)	541	(4,119)	(761)
Net loss	$(6,717)	$(3,947)	$(2,770)	70%	$(13,712)	$(11,660)	$(2,052)	18%
Other comprehensive loss:
Foreign currency translation adjustment	153	(39)	192	(492)	109	(100)	209	(209)
Comprehensive loss	$(6,564)	$(3,986)	$(2,578)	65%	$(13,603)	$(11,760)	$(1,843)	16%

Revenue

Revenue was nil for each of the three and six months ended June 30, 2026 and June 30, 2025, due to our pause in commercial activity in Europe.

Cost of revenue and operating expenses

Cost of revenue

Cost of revenue was nil for the three months ended June 30, 2026, compared to $0.3 million for the three months ended June 30, 2025, representing a decrease of $0.3 million, or 100%. The decrease was primarily attributable to the pause in commercial activity in Europe.

Cost of revenue was nil for the six months ended June 30, 2026, compared to $0.6 million for the six months ended June 30, 2025, representing a decrease of $0.6 million, or 100%. The decrease was primarily attributable to the pause in commercial activity in Europe.

Depreciation expense related to consoles loaned to customers is generally classified within cost of revenue; however, because we did not generate revenue during the three and six months ended June 30, 2026, such depreciation expense is now reflected within research and development expenses for the period.

Research and development expenses

Research and development expenses were $2.5 million for the three months ended June 30, 2026, compared to $2.0 million for the three months ended June 30, 2025, representing an increase of $0.5 million, or 24%. The increase was primarily attributable to higher development costs, including consulting and prototyping, and higher operational costs, including the aforementioned depreciation expense, partially offset by lower clinical trial expenses.

Research and development expenses were $5.2 million for the six months ended June 30, 2026, compared to $5.6 million for the six months ended June 30, 2025, representing a decrease of $0.4 million, or 8%. The decrease was primarily attributable to lower clinical trial expenses and lower product development costs, including consulting, prototyping, and project-related support, partially offset by higher operational costs, including the aforementioned depreciation expense.

The following is a breakdown of our research and development costs by type of expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Pre-clinical trial costs and other research and development costs	$933	$372	$1,755	$1,353
Clinical trial costs	700	1,071	1,606	2,776
Quality assurance costs	277	373	562	907
Operational costs	540	155	1,268	594
Total research and development expenses	$2,450	$1,971	$5,191	$5,630

Our clinical trial expenses relate to trials for our vCLAS Ventricular Ablation Catheter (FULCRUM-VT) and vCLAS Ultra catheter (FULCRUM-VT). Clinical trial costs include the expenses related to clinical trial studies and other related expenses. Quality assurance includes regulatory fees and third-party service fees. Pre-clinical trial costs and other research and development costs include the expenses resulting from professional fees, prototypes, and animal testing. Operational costs include expenses related to product manufacturing.

Selling, general, and administrative expenses

Selling, general, and administrative expenses were $2.5 million for the three months ended June 30, 2026, compared to $2.4 million for the three months ended June 30, 2025, representing an increase of $0.1 million, or 3%. The increase was primarily attributable to higher stock-based compensation expenses, partially offset by lower professional services expenses during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Selling, general, and administrative expenses were $4.9 million for the six months ended June 30, 2026, compared to $6.0 million for the six months ended June 30, 2025, representing a decrease of $1.1 million, or 17%. The decrease was primarily due to lower professional services expenses, regulatory reporting expenses, and payroll and personnel expenses during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Convertible notes fair value adjustment

The change in convertible notes fair value resulted in a loss of $1.2 million for the three months ended June 30, 2026, compared to a gain of $1.4 million for the three months ended June 30, 2025.

The change in convertible notes fair value resulted in a loss of $2.2 million for the six months ended June 30, 2026, compared to a gain of $1.6 million for the six months ended June 30, 2025.

Warrant liabilities fair value adjustment

The change in fair value of warrant liabilities resulted in a gain of $181 thousand for the three months ended June 30, 2026, compared to a loss of $141 thousand for the three months ended June 30, 2025.

The change in fair value of warrant liabilities resulted in a gain of $50 thousand for the six months ended June 30, 2026, compared to a loss of $103 thousand for the six months ended June 30, 2025.

Interest expense

Interest expense was $0.8 million for the three months ended June 30, 2026, compared to $0.7 million for the three months ended June 30, 2025, representing an increase of $0.1 million, or 12%. The increase was related to interest incurred from the Convertible Securities Notes.

Interest expense was $1.6 million for the six months ended June 30, 2026, compared to $1.4 million for the six months ended June 30, 2025, representing an increase of $0.2 million, or 15%. The increase was related to interest incurred from the Convertible Securities Notes.

Interest income

Interest income was $72 thousand for the three months ended June 30, 2026, compared to $102 thousand for the three months ended June 30, 2025, representing a decrease of $30 thousand, or 29%. The decrease was due to interest income on cash balances in an asset management account.

Interest income was $179 thousand for the six months ended June 30, 2026, compared to $266 thousand for the six months ended June 30, 2025, representing a decrease of $87 thousand, or 33%. The decrease was due to interest income on cash balances in an asset management account.

Other (expense) income, net

Other expense, net was $69 thousand for the three months ended June 30, 2026, compared to other income, net of $102 thousand for the three months ended June 30, 2025, representing a decrease of $171 thousand. The decrease in other income was primarily attributable to foreign currency unrealized and realized loss.

Other income, net was $1 thousand for the six months ended June 30, 2026, compared to other income, net of $143 thousand for the six months ended June 30, 2025, representing a decrease of $142 thousand. The decrease in other income was primarily attributable to foreign currency unrealized and realized loss.

Liquidity and Capital Resources

Sources of Liquidity

To date, we have financed our operations primarily through the sale of equity securities, convertible promissory notes and an initial term loan advance of $3.0 million and a right to borrow a subsequent term loan advance of $2.0 million with Silicon Valley Bank (the “SVB Term Loan”). The loan with SVB was repaid in full in 2024. In connection with the closing of the Business Combination on July 31, 2024, we received net proceeds of $84.2 million. Since inception we have incurred operating losses and negative cash flows and anticipate continuing to do so for at least the next several years.

As of June 30, 2026, and December 31, 2025, we had cash and cash equivalents of $7.7 million and $17.1 million, respectively, and current obligations consisting primarily of $0.7 million and $1.1 million of accounts payable, respectively, and $6.6 million and $7.0 million of accrued liabilities, respectively. For the six months ended June 30, 2026, net losses were $13.7 million. For the six months ended June 30, 2025, net losses were $11.7 million. For the six months ended June 30, 2026 and June 30, 2025, net cash used in operating activities was $9.4 million, and $11.9 million, respectively. We do not believe our existing cash and cash equivalents will be sufficient to fund operations for at least the next twelve months from the issuance date of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We believe that this raises substantial doubt about our ability to continue as a going concern. See “—Going Concern and Operating Outlook.”

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

Pursuant to the subscription agreements, the PIPE Investors committed financing valued at $64.5 million (the “2024 PIPE Financing”).

The 2024 PIPE Financing included:

(i)	Commitments by certain Other PIPE Investors to purchase $2.5 million in Class A shares of ARYA in the open market and not to redeem such shares before the Closing, resulting in the issuance of 355,457 shares of our common stock and 299,902 warrants exercisable for shares of our common stock (the “Base Warrants”).

(ii)	Commitments by certain Other PIPE Investors that were shareholders of ARYA to not to redeem 247,700 Class A shares of ARYA, resulting in the issuance of 405,772 shares of our common stock and 343,756 Base Warrants.

(iii)	Agreements by certain Other PIPE Investors to purchase 1,036,666 shares of our common stock, 1,440,000 Base Warrants, and 670,000 pre-funded warrants for a cash investment of $12 million.

(iv)	Contribution of total $29.5 million in April 2023 Convertible Notes, November 2023 Convertible Notes, May 2024 Convertible Notes, June 2024 Convertible Notes, and July 2024 Convertible Notes (collectively, the “Bridge Financing Notes”), and accrued interest of $1.7 million by the Perceptive PIPE Investor. A total of 4,372,607 shares of our common stock and 3,540,000 units of Base Warrants were issued to settle the Bridge Financing Notes and the accrued and unpaid interest.

(v)	An additional cash investment of $15.9 million by the Perceptive PIPE Investor for a total of 2,250,352 shares of New Adagio Common Stock and 1,905,069 units of Base Warrants.

2025 PIPE Financing

On October 14, 2025, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited healthcare investors (the “Purchasers”) pursuant to which we issued and sold to the Purchasers in a private placement (the “Private Placement”): (i) 9,792,506 shares (the “Shares”) of our common stock, or pre-funded warrants (the “2025 PIPE Pre-Funded Warrants”) to purchase shares of our common stock in lieu thereof, and (ii) accompanying (a) Tranche A Warrants to purchase an aggregate of 6,012,943 shares of our common stock (or pre-funded warrants in lieu thereof) (the “Tranche A Warrants”), (b) Tranche B Warrants to purchase an aggregate of 6,012,943 shares of our common stock (or pre-funded warrants in lieu thereof) (the “Tranche B Warrants”) and (c) Tranche C Warrants to purchase an aggregate of 6,012,943 shares of our common stock (or pre-funded warrants in lieu thereof) (the “Tranche C Warrants” and, together with the Tranche A and Tranche B Warrants, the “Milestone Warrants”), for aggregate gross proceeds of approximately $19 million (excluding up to approximately $31 million of additional aggregate gross proceeds that may be received in the future upon the cash exercise in full of the Milestone Warrants issued in the Private Placement), before deducting placement agent fees and other expenses payable by us. Each Share and each 2025 PIPE Pre-Funded Warrant sold pursuant to the Securities Purchase Agreement was accompanied by one Tranche A Warrant, one Tranche B Warrant and one Tranche C Warrant. The combined purchase price of each Share and accompanying Milestone Warrants is $1.9403 (which includes $0.2303 for the Milestone Warrants sold with each Share in accordance with the rules and regulations of The Nasdaq Stock Market LLC). The combined purchase price of each 2025 PIPE Pre-Funded Warrant and accompanying Milestone Warrant is $1.9402 (equal to the combined purchase price per Share and accompanying Milestone Warrants, minus $0.0001). Entities affiliated with Perceptive Advisors LLC, an affiliate of ours, purchased 2025 PIPE Pre-Funded Warrants and Milestone Warrants for an aggregate purchase price of $4,250,000.

Each Milestone Warrant is exercisable for one share of our common stock at an exercise price of $1.71 per share. The Tranche A Warrants expired unexcised in May 2026. The Tranche B and Tranche C Warrants will expire upon the earlier of (i) five years from the date of issuance or (ii) (a) for the Tranche B Warrants, the date that is thirty (30) days following our announcement of FDA approval of our vCLAS Cryoablation System, and (b) for the Tranche C Warrants, the date that is thirty (30) days following our announcement of FDA approval of our second generation vCLAS catheter system. The 2025 PIPE Pre-Funded Warrants are exercisable for one share of our common stock at an exercise price of $0.0001 per share. The 2025 PIPE Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the 2025 PIPE Pre-Funded Warrants are exercised in full.

In April 2026, we announced six-month results from our FULCRUM-VT IDE pivotal clinical trial. Subsequently, the Tranche A Warrants expired unexercised in May 2026. As of June 30, 2026, the milestone events related to the Tranche B Warrants and Tranche C Warrants had not occurred, and the Tranche B Warrants and Tranche C Warrants remain outstanding. Following the expiration of the Tranche A Warrants, the remaining Milestone Warrants consist of the Tranche B Warrants and Tranche C Warrants, which are exercisable for an aggregate of 12,025,886 shares of our common stock. The Company may receive up to approximately $20.6 million of additional aggregate gross proceeds from the cash exercise in full of the remaining Milestone Warrants, if exercised in full; however, there can be no assurance that any such warrants will be exercised.

A holder (together with its affiliates) of the 2025 PIPE Pre-Funded Warrants or Milestone Warrants, as the case may be, may not exercise any portion of the 2025 PIPE Pre-Funded Warrants or Milestone Warrants to the extent that the holder would own more than 4.99% (or, at the holder’s option upon issuance, 9.99%) of our outstanding common stock immediately after exercise, which percentage may be changed at the holder’s election to a lower or higher percentage not in excess of 19.99% upon 61 days’ notice to us subject to the terms of the 2025 PIPE Pre-Funded Warrants or the Milestone Warrants. In lieu of making the cash payment otherwise contemplated to be made to us upon exercise of a Milestone Warrant, after the deadline for effectiveness of the registration statement to be filed pursuant to the Registration Rights Agreement, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of our common stock determined according to a formula set forth in the Milestone Warrants, provided that such cashless exercise shall only be permitted if, at the time of such exercise, there is no effective registration statement registering the resale of shares of our common stock underlying the Milestone Warrants or if the prospectus contained in such registration statement is not available for the resale of shares of our common stock underlying the Milestone Warrants by the Milestone Warrant holder.

In lieu of making the cash payment otherwise contemplated to be made to us upon exercise of a 2025 PIPE Pre-Funded Warrant in payment of the aggregate exercise price, the holder may elect instead to receive upon such exercise (either in whole or in part) the net number of shares of our common stock determined according to a formula set forth in the 2025 PIPE Pre-Funded Warrants.

Refer to Note 9 - Warrants in our condensed consolidated financial statements for additional details.

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

We believe that our existing cash and cash equivalents will enable us to fund our ongoing development and submission activities to support FDA evaluation of our first generation ULTA products. We will require additional capital to fund continued clinical activities for our next-generation product, to fund our manufacturing activities, to fund commercial activities of our programs and for working capital and general corporate purposes. The assessment of our ability to meet our future obligations is inherently judgmental, subjective and susceptible to change. Based on our current research and development plans, we expect to have sufficient resources to fund our planned operations into the fourth quarter of 2026.

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

Cash Flows

The following table shows a summary of our cash flows for each of the periods shown below (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(9,386)	$(11,867)
Net cash used in investing activities	(8)	(345)
Net cash provided by (used in) financing activities	—	—
Effect of foreign currency translation on cash	29	(174)
Net change in cash and cash equivalents	$(9,365)	$(12,386)

Comparison for the six months ended June 30, 2026 to the six months ended June 30, 2025

Cash Flows Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $9.4 million, consisting primarily of a net loss of $13.7 million, adjusted by non-cash items of $3.4 million and net changes in operating assets and liabilities of $0.9 million. Non-cash items primarily consisted of $0.4 million in depreciation and amortization, $0.9 million in stock-based compensation, $2.2 million from the change in fair value of convertible notes payable, and $50 thousand from the change in fair value of warrant liabilities. Changes in operating assets and liabilities included a $1.6 million increase in other accrued liabilities and a $0.3 million decrease in prepaid expenses and other current assets, partially offset by a $0.3 million increase in inventory, a $0.4 million decrease in accrued liabilities, and a $0.4 million decrease in accounts payable.

Net cash used in operating activities for the six months ended June 30, 2025 was $11.9 million, consisting primarily of a net loss of $11.7 million, adjusted by non-cash items of $0.5 million and net changes in operating assets and liabilities of $0.3 million. Non-cash items primarily consisted of $0.5 million in depreciation and amortization, $0.5 million in stock-based compensation, partially offset by a $1.6 million net gain from the change in fair value of convertible notes payable. Changes in operating assets and liabilities included a $1.5 million decrease in accounts payable and a $0.3 million decrease in accrued liabilities, partially offset by a $0.8 million decrease in inventory and a $1.4 million increase in other accrued liabilities.

Cash Flow Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 and the six months ended June 30, 2025 was $8 thousand and $0.3 million, respectively. The decrease in cash used in investing activities was due to the decrease in purchases of property and equipment.

Cash Flow Provided by (Used in) Financing Activities

Net cash provided by (used in) financing activities for the six months ended June 30, 2026 and 2025 was nil.

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

During the six months ended June 30, 2026, there have been no material changes to our critical accounting policies from those disclosed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2025 Annual Report.

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

We are a medical device company that has incurred net losses in each quarterly and annual period since inception and that has not yet generated any meaningful revenue. We expect to incur increasing costs as we continue to devote substantially all of our resources towards the development and anticipated further commercialization of our main platform technology, vCLAS. We cannot be certain if we will ever generate meaningful revenue or if or when we will produce sufficient revenue from operations to support our costs. Even if profitability is achieved, we may not be able to sustain profitability. We incurred net losses of $13.7 million for the six months ended June 30, 2026, and $25.1 million and $75.0 million in 2025 and 2024, respectively. As of June 30, 2026, December 31, 2025 and December 31, 2024, we had an accumulated deficit of $109.4 million, $95.6 million and $70.6 million, respectively. We expect to incur substantial losses and negative cash flows for the foreseeable future. In addition, as a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. These increased expenses may make it harder for us to achieve and sustain future profitability. We may incur significant losses in the future for a number of reasons, many of which are beyond our control, including the other risks described in this report and in our other filings with the SEC. Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could depress the value of our company and could impair our ability to raise capital, expand our business, maintain our development efforts, obtain regulatory approvals or certificates, diversify our product offerings or continue our operations.

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

Risks Related to Ownership of Our Securities

If we fail to meet all applicable requirements of Nasdaq and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

On June 12, 2026, we received a letter from Nasdaq, notifying us that the listing of our common stock was not in compliance with the Minimum Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) we were provided an initial period of 180 calendar days, or until December 9, 2026, to regain compliance with the Minimum Bid Price Requirement. If, at any time before December 9, 2026, the bid price for our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we will regain compliance with the bid price requirement, unless Nasdaq staff exercises its discretion to extend this 10-day period pursuant to Nasdaq rules.

There can be no assurance that we will regain compliance with the requirements for listing our common stock on Nasdaq. If we are unable to satisfy the Nasdaq criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of us; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 3.Defaults upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 6, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*Filed herewith

#These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

ADAGIO MEDICAL HOLDINGS, INC.

Date: August 11, 2026		/s/ Todd Usen
	Name:	Todd Usen
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2026		/s/ Deborah Kaster
	Name:	Deborah Kaster
	Title:	Chief Financial Officer and Chief Business Officer (Principal Financial and Accounting Officer)